Form 10-Q
period 2025-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2025-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2025:

Class A	6,576,475
Class B	57,189,718
Class C	661,688
Class D	12,513

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2025. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024
Net revenues	$4,099,720	$3,843,582
Operating charges:
Salaries, wages and benefits	1,951,104	1,842,624
Other operating expenses	1,105,752	1,032,170
Supplies expense	402,881	403,573
Depreciation and amortization	148,345	141,003
Lease and rental expense	36,813	35,450
	3,644,895	3,454,820
Income from operations	$454,825	388,762
Interest expense, net	40,056	52,826
Other (income) expense, net	(5,659)	(150)
Income before income taxes	$420,428	336,086
Provision for income taxes	98,800	70,264
Net income	321,628	265,822
Less: Net income (loss) attributable to noncontrolling interests	4,948	3,988
Net income attributable to UHS	$316,680	$261,834

Basic earnings per share attributable to UHS	$4.87	$3.90
Diluted earnings per share attributable to UHS	$4.80	$3.82

Weighted average number of common shares - basic	64,970	67,204
Add: Other share equivalents	1,067	1,278
Weighted average number of common shares and equivalents - diluted	66,037	68,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Net income	$321,628	$265,822
Other comprehensive income (loss):
Foreign currency translation adjustment	14,901	(973)
Other	-	17
Other comprehensive income (loss) before tax	14,901	(956)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(408)	420
Total other comprehensive (loss) income, net of tax	15,309	(1,376)
Comprehensive income	336,937	264,446
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,948	3,988
Comprehensive income attributable to UHS	$331,989	$260,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$126,753	$125,983
Accounts receivable, net	2,411,524	2,177,751
Supplies	221,991	220,940
Other current assets	317,106	291,614
Total current assets	3,077,374	2,816,288

Property and equipment	12,905,358	12,643,283
Less: accumulated depreciation	(6,208,744)	(6,071,058)
	6,696,614	6,572,225
Other assets:
Goodwill	3,948,178	3,932,879
Deferred income taxes	133,244	118,449
Right of use assets-operating leases	409,458	418,719
Deferred charges	9,186	9,404
Other	601,376	601,785
Total Assets	$14,875,430	$14,469,749

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$40,410	$40,059
Accounts payable and other liabilities	2,092,451	2,081,479
Operating lease liabilities	75,929	74,649
Federal and state taxes	121,462	14,219
Total current liabilities	2,330,252	2,210,406

Other noncurrent liabilities	681,654	655,806
Operating lease liabilities noncurrent	368,518	376,239
Long-term debt	4,609,272	4,464,482

Redeemable noncontrolling interests	13,324	13,293

Equity:
UHS common stockholders’ equity	6,785,604	6,666,207
Noncontrolling interest	86,806	83,316
Total equity	6,872,410	6,749,523
Total Liabilities and Stockholders’ Equity	$14,875,430	$14,469,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	7	—	—	—	3,829	—	3,836	—	3,836
Repurchased, including excise tax	—	—	(12)	—	—	—	(224,440)	—	(224,452)	—	(224,452)
Restricted share-based compensation expense	—	—	—	—	—	—	11,842	—	11,842	—	11,842
Dividends paid and accrued	—	—	—	—	—	(13,255)	—	—	(13,255)	—	(13,255)
Stock option expense	—	—	—	—	—	—	9,437	—	9,437	—	9,437
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,912)	(5,912)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	4,485	4,485
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	31	—	—	—	—	—	316,680	—	316,680	4,917	321,597
Other	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	15,309	15,309	—	15,309
Subtotal - comprehensive income	31	—	—	—	—	—	316,680	15,309	331,989	4,917	336,906
Balance, March 31, 2025	$13,324	$66	$572	$7	$0	$(726,960)	$7,489,409	$22,510	$6,785,604	$86,806	$6,872,410

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$321,628	$265,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	148,345	141,003
Gain on sales of assets and businesses	-	(3,725)
Stock-based compensation expense	21,595	19,630
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(218,374)	(74,446)
Accrued interest	11,086	3,453
Accrued and deferred income taxes	88,641	72,193
Other working capital accounts	(42,824)	(33,291)
Other assets and deferred charges	(489)	(20,307)
Other	3,811	8,897
Accrued insurance expense, net of commercial premiums paid	47,334	51,112
Payments made in settlement of self-insurance claims	(20,705)	(33,935)
Net cash provided by operating activities	360,048	396,406

Cash Flows from Investing Activities:
Property and equipment additions	(239,026)	(208,539)
Proceeds received from sales of assets and businesses	-	5,428
Acquisition of businesses and property	(8,314)	-
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(23,695)	8,319
Decrease in capital reserves of commercial insurance subsidiary	(264)	155
Net cash used in investing activities	(271,299)	(194,637)

Cash Flows from Financing Activities:
Repayments of long-term debt	(9,113)	(63,905)
Additional borrowings	152,454	12,038
Repurchase of common shares	(223,385)	(142,084)
Dividends paid	(13,534)	(13,601)
Issuance of common stock	3,658	3,241
Profit distributions to noncontrolling interests	(5,912)	(4,480)
Purchase (sale) of ownership interests by (from) minority member	4,412	(156)
Net cash used in financing activities	(91,420)	(208,947)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,645	(492)

Decrease in cash, cash equivalents and restricted cash	(1,026)	(7,670)
Cash, cash equivalents and restricted cash, beginning of period	224,752	214,470
Cash, cash equivalents and restricted cash, end of period	$223,726	$206,800

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,718	$48,116
Income taxes paid, net of refunds	$5,638	$2,671
Noncash purchases of property and equipment	$116,196	$60,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2025. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 26, 2025.

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2025, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2025 at the same rate in place for 2024, 2023 and 2022, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.4 million and $1.3 million during the three-month periods ended March 31, 2025 and 2024, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $300,000 during each of the three-month periods ended March 31, 2025 and 2024, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $579,000 and $571,000 during the three-month periods ended March 31, 2025 and 2024, respectively. The carrying value of our investment in the Trust was $5.4 million and $5.8 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $32.3 million at March 31, 2025 and $29.3 million at December 31, 2024, based on the closing price of the Trust’s stock on the respective dates.

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

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three-month periods ended March 31, 2025 and 2024.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with the Trust in 2021, related to Aiken Regional Medical Center ("Aiken") and Canyon Creek Behavioral Health ("Canyon Creek"), our consolidated balance sheets at March 31, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $73 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to Aiken and Canyon Creek, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust in connection with Aiken and Canyon Creek are recorded to interest expense and as a reduction of the outstanding financial liability. Since we did not derecognize the real property related to Aiken and Canyon Creek as a result of the asset purchase and sale agreement, we will continue to depreciate the assets.

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

The table below provides certain details for each of the hospitals leased from the Trust as of March 31, 2025:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,851,000	December, 2040	50	(d)

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1 million, net, in premium payments during 2025 and 2024.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $43 million as of March 31, 2025 and $47 million as of December 31, 2024. The decreases in the market value of our vested Premier shares, which amounted to $4.3 million during the first quarter of 2025 and $0.6 million during the first quarter of 2024, were recorded as unrealized losses and included in “Other (income) expense, net” in our condensed consolidated statements of income for each period. Additionally, we received cash dividends from Premier amounting to $469,000 during each the three-month periods ended March 31, 2025 and 2024, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of March 31, 2025, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan (one currently under construction with an expected opening in the second quarter of 2025) and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $87 million and $13 million, respectively, as of March 31, 2025, consist primarily of the third-party ownership interests in these hospitals.

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

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania have exercised their option to put their entire ownership interest to us. The transaction closed on April 1, 2025.

(4) Treasury

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of March 31, 2025, had $1.02 billion of aggregate available borrowing capacity, net of $278 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.19 billion of outstanding borrowings as of March 31, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

•
$700 million of aggregate principal amount of 1.65% senior secured notes due in September, 2026 ("2026 Notes") which were issued on August 24, 2021. Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.
•
$500 million of aggregate principal amount of 4.625% senior secured notes due in October, 2029 ("2029 Notes") which were issued on September 26, 2024. Interest on the 2029 Notes is payable on April 15th and October 15th, commencing April 15, 2025 until the maturity date of October 15, 2029.
•
$800 million of aggregate principal amount of 2.65% senior secured notes due in October, 2030 ("2030 Notes") which were issued on September 21, 2020. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030.
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

The 2026, 2029, 2030, 2032 and 2034 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement, other first lien obligations, or any junior lien obligations (the "Subsidiary Guarantors"). All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the

Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indenture pursuant to which All the Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, Tranche A Term Loan and All the Notes, which amounted to approximately $4.28 billion and $4.65 billion during the first quarters of 2025 and 2024, respectively, were 4.1% and 5.1% during the three-month periods ended March 31, 2025 and 2024, respectively.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at March 31, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $73 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At March 31, 2025, the carrying value and fair value of our debt were approximately $4.6 billion and $4.4 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.6 billion total debt outstanding as of March 31, 2025, are as follows: (i) $40 million due during the next 12 months; (ii) $741 million due during months 13 to 24; (iii) $72 million due during months 25 to 36; (iv) $73 million due during months 37 to 48; (v) $1.8 billion due during months 49 to 60, and; (vi) $1.9 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $24 million during the three-month period ended March 31, 2025 and net cash inflows of $8 million during the three-month period ended March 31, 2024.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2025	2024
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(24,925)	$9,897

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,	March 31,	December 31,
	2025	2024	2024
Cash and cash equivalents	$126,753	$112,093	$125,983
Restricted cash (a)	96,973	94,707	98,769
Total cash, cash equivalents and restricted cash	$223,726	$206,800	$224,752

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$113,867	Other noncurrent assets	$113,867
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	43,046	Other noncurrent assets	43,046
Deferred compensation assets	47,571	Other noncurrent assets	47,571
	$206,690		$204,484	$2,206	-
Liabilities:
Foreign currency forward exchange contracts	$658	Accounts payable and other liabilities		$658
Deferred compensation liability	47,571	Other noncurrent liabilities	47,571
	$48,229		$47,571	$658	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,399	Other noncurrent assets	$115,399
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	47,333	Other noncurrent assets	47,333
Deferred compensation assets	49,222	Other noncurrent assets	49,222
Foreign currency forward exchange contracts	572	Other current assets		572
	$214,732		$211,954	$2,778	-
Liabilities:
Deferred compensation liability	49,222	Other noncurrent liabilities	49,222
	$49,222		$49,222	$-	-

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

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2025, 2024, 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence, respectively, in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017. For each of the years indicated above, through February 2025, for claims involving multiple plaintiffs, a single self-insured retention may apply, as stipulated in and subject to the terms and conditions of the applicable commercial policies, for claims qualifying as group related integrated occurrences and/or medical incidents. As of March 1, 2025, the single self-insured retention no longer applies in connection with claims made by multiple plaintiffs against our behavioral health care facilities.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $110 million in 2025; $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. Effective March, 2025, our commercial insurance coverage contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and lower aggregate limitations.

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

As of March 31, 2025, the total net accrual for our self-insured professional and general liability claims was $506 million, of which $85 million was included in current liabilities. As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims including $79 million recorded during the full year of 2024, $7 million of which was recorded during the first quarter of 2024. All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

As of March 31, 2025, the total accrual for our workers’ compensation liability claims was $145 million, $58 million of which was included in current liabilities. As of December 31, 2024, the total accrual for our workers’ compensation liability claims was $137 million, $58 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings:

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion has filed an appeal of the remaining judgment and the Plaintiff has filed a cross appeal of the remittitur of punitive damages. Plaintiff has filed and served a Citation to Discover Assets ("Citation") on the Pavilion as well as Universal Health Services, Inc., and UHS of Delaware, Inc. ("UHS Entities") for the purported purpose of executing on the judgment during the pendency of the appeal. We are currently contesting the Citation as to the UHS Entities who were not parties to the litigation as well as the breadth and scope of the Citation issued to the Pavilion. We have reached an agreement in principle with respect to the Pavilion matter which is subject to the execution of a final settlement agreement and court approval of that agreement. Although the terms of the settlement are confidential, we expect that the settlement, if finalized and approved by the Court, will be covered by our commercial excess insurance and our existing reserves for that matter.
•
Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial of the first three plaintiffs, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland has filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court has recently reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Pavilion and Cumberland matters (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals, should the above-mentioned agreement in principle related to the Pavilion matter not be finalized. As of March 31, 2025, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and/or Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

Property Insurance

We have commercial property insurance policies for our properties, covering the period of June 1, 2024 to June 1, 2025, providing property and business interruption coverage for losses in excess of $15 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $100 million limitation for our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and certain counties in Nevada; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. In addition, subject to the underlying policies' deductible provisions, our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and certain counties in Nevada, have $50 million of excess commercial property insurance coverage for earthquake losses in excess of $100 million. As of January 1, 2025, property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £2.3 billion, with a coverage cap per location of £150 million for any one occurrence, that includes coverage for real and personal property as well as business interruption losses.

These commercial property policies are subject to a deductible of: (i) $5 million per location for damage resulting from earthquake, wind, hail and flood, and; (ii) $5 million per occurrence for all other events. For per location or per occurrence losses in excess of the applicable deductible, we are self-insured, through our wholly-owned captive insurance company, for up to $10 million of annual aggregate losses. Should the $10 million self-insured annual aggregate limitation be exhausted during the policy year, we have commercial reinsurance coverage for the next $30 million of annual aggregate losses in excess of the applicable deductible. In the event the $30 million of commercial reinsurance coverage is also exhausted, we are self-insured for all per location or per occurrence losses up to $25 million, including the $5 million deductible.

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $380 million of which was incurred as of March 31, 2025, which will be entirely funded by the District. Construction of the acute care hospital was completed and the hospital opened on April 15, 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $15 million of which has been incurred as of March 31, 2025), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The Office of Inspector General of the Department of Health and Human Services (the “OIG”) has recently proposed extending the Corporate Integrity Agreement, that we entered into with them in July 2020 in connection with the settlement of certain claims brought against the Company, for an additional year beyond its scheduled expiration date in July 2025. The OIG indicated that they believe the additional twelve-month period will provide the Company with the opportunity to further develop and intensify its quality-improvement activities and enhance its ability to achieve consistent, sustained quality improvement across its behavioral health care segment. The Company is currently evaluating its response to this request. If this matter is not resolved, actions taken by the OIG could have a material adverse effect on the Company.

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

We have reached an agreement in principle with respect to the Pavilion matter which is subject to the execution of a final settlement agreement and court approval of that agreement. Although the terms of the settlement are confidential, we expect that the settlement, if finalized and approved by the Court, will be covered by our commercial excess insurance and our existing reserves for that matter. If the agreement in principle is not finalized and/or approved by the Court, the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals could have a material adverse effect on the Company.

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

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the action during trial. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict. Based upon Virginia law, the Court has recently reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff).

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

Other Matters

Various other suits, claims and investigations, including government subpoenas, arising against, or issued to, us are pending and additional such matters may arise in the future. Management will consider additional disclosure from time to time to the extent it believes such matters may be or become material. The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters described above or that are otherwise pending because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the matter is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation

(7) Segment Reporting

We operate in two reportable segments: Acute Care Hospital Services and Behavioral Health Care Services. Our chief operating decision making (“CODM”) group is comprised of our President and Chief Executive Officer and each of our respective division Presidents for our Acute Care Hospital Services and Behavioral Health Care Services. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The primary profitability measurement utilized by the President and Chief Executive Officer as well as the Presidents of each operating segment is segment income before income taxes. Segment income before income taxes is utilized by the CODM group during the annual budgeting process and during their reviews of our monthly operating results to monitor each segment’s operating results as compared to prior periods and the respective operating budgets.

The expenses included in our non-segment operating expenses below include centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024. We do not present asset information for our segments as this information is not used to allocate resources.

Three months ended March 31, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,349,229	$1,747,649	$4,096,878

Reconciliation of Net Revenue
Non-segment revenue			2,842
Total Net Revenue			$4,099,720

Salaries, wages and benefits	$910,724	$928,166
Other segment item operating expenses (a)	1,089,072	430,400
Depreciation and amortization expense	94,647	51,408
Interest (income) expense, net	2,262	1,075
Other (income) expense, net	(8,267)	(825)
Reportable segment income before income taxes	$260,791	$337,425	$598,216

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,842
Non-segment operating expenses (b)			140,478
Non-segment interest expense, net			36,719
Non-segment other (income) expense, net			3,433
Income before income taxes			$420,428

Three months ended March 31, 2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,185,081	$1,656,067	$3,841,148

Reconciliation of Net Revenue
Non-segment revenue			2,434
Total Net Revenue			$3,843,582

Salaries, wages and benefits	$861,547	$872,196
Other segment item operating expenses (a)	1,025,820	415,710
Depreciation and amortization expense	90,312	47,872
Interest expense, net	1,300	1,027
Other expense (income), net	634	(676)
Reportable segment income before income taxes	$205,468	$319,938	$525,406

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,434
Non-segment operating expenses (b)			141,363
Non-segment interest expense, net			50,499
Non-segment other (income) expense, net			(108)
Income before income taxes			$336,086

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $227 million and $208 million for the three-month periods ended March 31, 2025 and 2024, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Basic and Diluted:
Net income attributable to UHS	$316,680	$261,834
Less: Net income attributable to unvested restricted share grants	-	(45)
Net income attributable to UHS – basic and diluted	$316,680	$261,789

Weighted average number of common shares - basic	64,970	67,204
Net effect of dilutive stock options and grants based on the treasury stock method	1,067	1,278
Weighted average number of common shares and equivalents - diluted	66,037	68,482
Earnings per basic share attributable to UHS:	$4.87	$3.90
Earnings per diluted share attributable to UHS:	$4.80	$3.82

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7,500 for the three months ended March 31, 2025 and 1.3 million for the three months ended March 31, 2024. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2025 and 2024, pre-tax compensation costs of $9.4 million and $14.4 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2025 and 2024, pre-tax compensation cost of approximately $11.8 million and $5.1 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of March 31, 2025 there was approximately $228.5 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were an aggregate of 558,939 restricted units, net of cancellations, granted during the first three months of 2025 under the 2020 Stock Incentive Plan, including 61,251 performance based restricted stock units, with a weighted-average grant date fair value of $178.08 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $21.6 million and $19.6 million during the three-month periods ended March 31, 2025 and 2024, respectively.

(9) Dispositions and acquisitions

Three-month period ended March 31 2025:

Acquisitions:

During the first three months of 2025, we spent $8 million on the acquisition of businesses and property.

Divestitures:

During the first three months of 2025, there were no divestitures.

Three-month period ended March 31 2024:

Acquisitions:

During the first three months of 2024, there were no acquisitions.

Divestitures:

During the first three months of 2024, we received $5 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $13.5 million, or $.20 per share, during the first quarter of 2025 and $13.6 million, or $.20 per share, during the first quarter of 2024. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2025 and 2024 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 23.5% and 20.9% during the three-month periods ended March 31, 2025 and 2024, respectively. The increase in our effective tax rate during the three months ended March 31, 2025, as compared with the same period in 2024, was primarily due to a $9 million unfavorable change in tax benefit from employee share-based payments, net of executive compensation subject to limitations under to IRC section 162(m).

As of January 1, 2025, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2025, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2025, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2021 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Revenue Recognition

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

The following table disaggregates our revenue by major source for the three month periods ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$391,561	17%	$76,478	4%		$468,039	11%
Managed Medicare	419,862	18%	100,437	6%		520,299	13%
Medicaid	250,865	11%	276,043	16%		526,908	13%
Managed Medicaid	158,414	7%	444,415	25%		602,829	15%
Managed Care (HMO and PPOs)	780,148	33%	404,653	23%		1,184,801	29%
UK Revenue	0	0%	227,068	13%		227,068	6%
Other patient revenue and adjustments, net	149,226	6%	160,847	9%		310,073	8%
Other non-patient revenue	199,153	8%	57,708	3%	2,842	259,703	6%
Total Net Revenue	$2,349,229	100%	$1,747,649	100%	$2,842	$4,099,720	100%

	For the three months ended March 31, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$349,087	16%	$76,816	5%		$425,903	11%
Managed Medicare	373,401	17%	96,074	6%		469,475	12%
Medicaid	234,862	11%	248,363	15%		483,225	13%
Managed Medicaid	159,359	7%	423,308	26%		582,667	15%
Managed Care (HMO and PPOs)	698,785	32%	404,173	24%		1,102,958	29%
UK Revenue	0	0%	207,796	13%		207,796	5%
Other patient revenue and adjustments, net	123,333	6%	144,131	9%		267,464	7%
Other non-patient revenue	246,254	11%	55,406	3%	2,434	304,094	8%
Total Net Revenue	$2,185,081	100%	$1,656,067	100%	$2,434	$3,843,582	100%

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

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,005	$32,518
Operating cash flows from finance leases	$889	$932
Financing cash flows from finance leases	$588	$958

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,960	$8,983
Finance leases	$1,327	$-

(14) Recent Accounting Standards

During 2024, we adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). The standard was applied retrospectively to all periods presented in the financial statements. See Note 7 - Segment Reporting for the required disclosures.

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40)". ASU 2024-03 requires disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2025, we owned and/or operated 362 inpatient facilities and 60 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
28 inpatient acute care hospitals (excluding the newly constructed 142-bed Cedar Hill Regional Medical Center located Washington, D.C. that was completed and opened in April, 2025);
•
33 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (334 inpatient facilities and 16 outpatient facilities):

Located in the U.S.:

•
181 inpatient behavioral health care facilities, and;
•
14 outpatient behavioral health care facilities.

Located in the U.K.:

•
150 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during each of the three-month periods ended March 31, 2025 and 2024. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of the three-month periods ended March 31, 2025 and 2024.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $227 million and $208 million during the three-month periods ended March 31, 2025 and 2024, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.423 billion as of March 31, 2025 and $1.358 billion as of December 31, 2024.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

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
•
there has been recent focus on making significant reductions to federal expenditures, including specific reductions to Medicaid program funds and potential reduction of Medicare funding as well. Any reduction to the overall funding levels for the Medicare and Medicaid programs could have a material adverse effect on the Company;
•
significant tariffs or other restrictions, if imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, could escalate costs of medications, medical devices and medical equipment and disrupt our supply chains. While we continue to evaluate the potential impact of the new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S. and the impacted foreign countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Therefore, changes in laws or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports from where our products or materials are made (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results;
•
the Full-Year Continuing Appropriations and Extensions Act, 2025 extended appropriations to federal agencies for continuing projects and activities through September 30, 2025. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
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
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was ultimately appealed to the U.S. Supreme Court and a decision remains pending. The outcome and impacts of this litigation cannot be predicted. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the jury verdicts returned against The Pavilion Behavioral Health System (the "Pavilion") and Cumberland Hospital for Children and Adolescents ("Cumberland"), two of our indirect subsidiaries, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies - Legal

Proceedings. We have reached an agreement in principle with respect to the Pavilion matter which is subject to the execution of a final settlement agreement and court approval of that agreement. Although the terms of the settlement are confidential, we expect that the settlement, if finalized and approved by the Court, will be covered by our commercial excess insurance and our existing reserves for that matter. We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Pavilion and Cumberland matters (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals, should the above-mentioned agreement in principle related to the Pavilion matter not be finalized. As of March 31, 2025, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and/or Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted;
•
effective March, 2025, our excess commercial insurance coverage for professional and general liability claims contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and lower aggregate limitations;
•
the Office of Inspector General of the Department of Health and Human Services (the “OIG”) has recently proposed extending the Corporate Integrity Agreement, that we entered into with them in July 2020 in connection with the settlement of certain claims brought against the Company, for an additional year beyond its scheduled expiration date in July 2025. The OIG indicated that they believe the additional twelve-month period will provide the Company with the opportunity to further develop and intensify its quality-improvement activities and enhance its ability to achieve consistent, sustained quality improvement across its behavioral health care segment. The Company is currently evaluating its response to this request. If this matter is not resolved, actions taken by the OIG could have a material adverse effect on the Company;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Nevada, Texas, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Florida, Virginia, and Mississippi. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. The prior President Trump administration had attempted to limit Medicaid expenditures by, for example, attaching work requirements to eligibility for Medicaid waiver benefits. The second Trump administration is likely to explore similar solutions to limit Medicaid enrollment or expenditure. The Trump administration has already taken steps to undo Biden-era executive orders and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment. We also receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2024 Annual Report on Form 10-K.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Condensed Consolidated Financial Statements, as included herein.

Results of Operations

Clinical Staffing, Inflation and Tariffs:

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

Significant tariffs or other restrictions, if imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, could escalate costs of medications, medical devices and medical equipment and disrupt our supply chains. While we continue to evaluate the potential impact of the new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S. and the impacted foreign countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Therefore, changes in laws or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports from where our products or materials are made (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results.

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

Financial results for the three-month periods ended March 31, 2025 and 2024:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,099,720	100.0%	$3,843,582	100.0%
Operating charges:
Salaries, wages and benefits	1,951,104	47.6%	1,842,624	47.9%
Other operating expenses	1,105,752	27.0%	1,032,170	26.9%
Supplies expense	402,881	9.8%	403,573	10.5%
Depreciation and amortization	148,345	3.6%	141,003	3.7%
Lease and rental expense	36,813	0.9%	35,450	0.9%
Subtotal-operating expenses	3,644,895	88.9%	3,454,820	89.9%
Income from operations	454,825	11.1%	388,762	10.1%
Interest expense, net	40,056	1.0%	52,826	1.4%
Other (income) expense, net	(5,659)	(0.1)%	(150)	(0.0)%
Income before income taxes	420,428	10.3%	336,086	8.7%
Provision for income taxes	98,800	2.4%	70,264	1.8%
Net income	321,628	7.8%	265,822	6.9%
Less: Income (loss) attributable to noncontrolling interests	4,948	0.1%	3,988	0.1%
Net income attributable to UHS	$316,680	7.7%	$261,834	6.8%

Net revenues increased by 6.7%, or $256 million, to $4.100 billion during the three-month period ended March 31, 2025, as compared to $3.844 billion during first quarter of 2024. The net increase was primarily attributable to: (i) a $226 million, or 6.1%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $30 million, consisting primarily of $27 million of net revenues generated during the first quarter of 2025 at West Henderson Hospital, a newly constructed, 150-bed acute care hospital located in Las Vegas, Nevada, that was completed and opened during the fourth quarter of 2024.

Income before income taxes (before income attributable to noncontrolling interests) increased by $84 million, or 25%, to $420 million during the three-month period ended March 31, 2025 as compared to $336 million during the first quarter of 2024. The net increase was due to:

•
an increase of $55 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
an increase of $13 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•
$1 million of other combined net decrease.

Net income attributable to UHS increased by $55 million, or 21%, to $317 million during the three-month period ended March 31, 2025, as compared to $262 million during the first quarter of 2024. This increase was attributable to:

•
a $84 million increase in income before income taxes, as discussed above;
•
a decrease of $29 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $84 million increase in pre-tax income, and; (ii) a $9 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with "ASU 2016-09", Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, net of the impact of executive compensation limitations pursuant to IRC section 162(m) ($.4 million net benefit recorded during the first quarter of 2025 as compared to $9.2 million during the first quarter of 2024).

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

There were no adjustments recorded to our reserves for self-insured professional and general liability claims during the first quarter of 2025. During the first quarter of 2024, as a result of unfavorable trends experienced, our results of operations included a $7 million increase to our reserves for self-insured professional and general liability claims, of which approximately $5 million is included in our same facility basis acute care hospital services' results and approximately $2 million is included in our same facility basis behavioral health services' results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three-month periods ended March 31, 2025 and 2024.

	Same Facility Basis		All
	2025	2024	2025	2024
Average licensed beds	6,704	6,657	6,854	6,657
Average available beds	6,532	6,485	6,682	6,485
Patient days	414,738	415,327	420,687	415,327
Average daily census	4,608.2	4,564.0	4,674.3	4,564.0
Occupancy-licensed beds	68.7%	68.6%	68.2%	68.6%
Occupancy-available beds	70.5%	70.4%	70.0%	70.4%
Admissions	85,244	83,581	86,652	83,581
Length of stay	4.9	5.0	4.9	5.0

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three-month periods ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2025		March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,244,062	100.0%	$2,108,045	100.0%
Operating charges:
Salaries, wages and benefits	894,101	39.8%	861,086	40.8%
Other operating expenses	630,025	28.1%	577,582	27.4%
Supplies expense	343,470	15.3%	347,130	16.5%
Depreciation and amortization	88,084	3.9%	90,283	4.3%
Lease and rental expense	25,071	1.1%	23,833	1.1%
Subtotal-operating expenses	1,980,751	88.3%	1,899,914	90.1%
Income from operations	263,311	11.7%	208,131	9.9%
Interest expense, net	2,262	0.1%	1,300	0.1%
Other (income) expense, net	(8,572)	(0.4)%	160	0.0%
Income before income taxes	$269,621	12.0%	$206,671	9.8%

Three-month periods ended March 31, 2025 and 2024:

During the three-month period ended March 31, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $136 million or 6.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $63 million, or 31%, amounting to $270 million, or 12.0% of net revenues during the first quarter of 2025, as compared to $207 million, or 9.8% of net revenues during the first quarter of 2024.

During the three-month period ended March 31, 2025, net revenue per adjusted admission increased by 2.5% while net revenue per adjusted patient day increased 4.7%, as compared to the comparable quarter of 2024. During the three-month period ended March 31, 2025, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 2.0% while adjusted admissions (adjusted for outpatient activity) increased by 2.4%. Patient days at these facilities decreased by 0.1% and adjusted patient days increased by 0.3% during the three-month period ended March 31, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days and 5.0 days during the three-month periods ended March 31, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% and 70% during the three-month periods ended March 31, 2025 and 2024, respectively.

On a Same Facility basis, during the three-month period ended March 31, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $33 million, or 3.8%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.8% during the first quarter of 2025 as compared to 40.8% during the first quarter of 2024.

Other operating expenses increased by $52 million, or 9.1%, during the first quarter of 2025, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $41 million, or 32.9%, during the first quarter of 2025, as compared to the comparable quarter of 2024. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $12 million, or 2.6%. As a percentage of net revenues, other operating expenses increased to 28.1% during the first quarter of 2025, as compared to 27.4% during the comparable quarter of 2024.

Supplies expense decreased by $4 million, or 1.1%, during the first quarter of 2025, as compared to the first quarter of 2024. As a percentage of net revenues, supplies expense decreased to 15.3% during the three-month period ended March 31, 2025, as compared to 16.5% during the first quarter of 2024.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2025 and 2024. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,349,229	100.0%	$2,185,081	100.0%
Operating charges:
Salaries, wages and benefits	910,724	38.8%	861,547	39.4%
Other operating expenses	715,340	30.4%	654,983	30.0%
Supplies expense	348,393	14.8%	347,004	15.9%
Depreciation and amortization	94,647	4.0%	90,312	4.1%
Lease and rental expense	25,339	1.1%	23,833	1.1%
Subtotal-operating expenses	2,094,443	89.2%	1,977,679	90.5%
Income from operations	254,786	10.8%	207,402	9.5%
Interest expense, net	2,262	0.1%	1,300	0.1%
Other (income) expense, net	(8,267)	(0.4)%	634	0.0%
Income before income taxes	$260,791	11.1%	$205,468	9.4%

Three-month periods ended March 31, 2025 and 2024:

During the three-month period ended March 31, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $164 million, or 7.5%, due to: (i) the $136 million, or 6.5% increase in Same Facility revenues, as discussed above, and; (ii) $28 million increase consisting primarily of the $27 million of net revenues generated during the first quarter of 2025 at West Henderson Hospital, a newly constructed, 150-bed acute care hospital located in Las Vegas, Nevada, that was completed and opened during the fourth quarter of 2024.

Income before income taxes increased by $55 million, or 27%, to $261 million, or 11.1% of net revenues during the first quarter of 2025, as compared to $205 million, or 9.4% of net revenues during the comparable quarter of 2024. The increase resulted primarily from the $63 million, or 31%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, and $8 million of other combined net decreases resulting primarily from the pre-tax loss/expenses incurred during the first quarter of 2025 at the above-mentioned West Henderson Hospital and Cedar Hill Regional Medical Center which opened in April, 2025.

During the three-month period ended March 31, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $49 million, or 5.7%. The increase was due primarily to the above-mentioned $33 million increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at West Henderson Hospital and Cedar Hill Regional Medical Center.

Other operating expenses increased by $60 million, or 9.2%, during the first quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to the $52 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as the other operating expenses incurred at West Henderson Hospital and Cedar Hill Regional Medical Center.

Supplies expense increased by $1 million, or 0.4%, during the first quarter of 2025, as compared to the comparable quarter of 2024. The increase was due to the above-mentioned $4 million decrease related to our acute care hospital services, on a Same Facility basis, offset by the supplies expense incurred during the first quarter of 2025 at West Henderson Hospital.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2025 and 2024:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2025	%	2024	%
Charity care	$269	28%	$217	27%
Uninsured discounts	677	72%	588	73%
Total uncompensated care	$946	100%	$805	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2025	2024
Estimated cost of providing charity care	$23	$19
Estimated cost of providing uninsured discounts	58	52
Estimated cost of providing uncompensated care	$81	$71

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three-month periods ended March 31, 2025 and 2024.

	Same Facility Basis		All
	2025	2024	2025	2024
Average licensed beds	24,097	23,914	24,223	24,378
Average available beds	23,997	23,814	24,123	24,278
Patient days	1,586,691	1,584,255	1,596,888	1,608,992
Average daily census	17,629.9	17,409.4	17,743.2	17,681.2
Occupancy-licensed beds	73.2%	72.8%	73.2%	72.5%
Occupancy-available beds	73.5%	73.1%	73.6%	72.8%
Admissions	117,075	118,408	117,788	119,930
Length of stay	13.6	13.4	13.6	13.4

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three-month periods ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2025		March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,705,862	100.0%	$1,616,241	100.0%
Operating charges:
Salaries, wages and benefits	925,537	54.3%	868,656	53.7%
Other operating expenses	321,446	18.8%	314,001	19.4%
Supplies expense	55,379	3.2%	56,709	3.5%
Depreciation and amortization	51,368	3.0%	47,597	2.9%
Lease and rental expense	11,127	0.7%	11,454	0.7%
Subtotal-operating expenses	1,364,857	80.0%	1,298,417	80.3%
Income from operations	341,005	20.0%	317,824	19.7%
Interest expense, net	1,074	0.1%	1,027	0.1%
Other (income) expense, net	(825)	(0.0)%	(676)	(0.0)%
Income before income taxes	$340,756	20.0%	$317,473	19.6%

Three-month periods ended March 31, 2025 and 2024:

During the three-month period ended March 31, 2025, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $90 million or 5.5%. Income before income taxes increased by $23 million, or 7%, amounting to $341 million or 20.0% of net revenues during the first quarter of 2025, as compared to $317 million or 19.6% of net revenues during the first quarter of 2024.

During the three-month period ended March 31, 2025, net revenue per adjusted admission increased by 7.2% while net revenue per adjusted patient day increased by 5.8%, as compared to the comparable quarter of 2024. During the three-month period ended March

31, 2025, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals decreased by 1.1% and 1.6%, respectively. Patient days at these facilities increased by 0.2% and adjusted patient days decreased by 0.3% during the three-month period ended March 31, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.6 days and 13.4 days during the three-month periods ended March 31, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% and 73% during the three-month periods ended March 31, 2025 and 2024, respectively.

On a Same Facility basis during the three-month period ended March 31, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $57 million or 6.5%. The increase during the first quarter of 2025, as compared to the comparable quarter of 2024, was due to a 3.1% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.4% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 54.3% during the first quarter of 2025 as compared to 53.7% during the first quarter of 2024.

Other operating expenses increased by $7 million, or 2.4%, during the first quarter of 2025, as compared to the comparable quarter of 2024. As a percentage of net revenues during each quarter, other operating expenses decreased to 18.8% during the first quarter of 2025 as compared to 19.4% during the first quarter of 2024.

Supplies expense decreased by $1 million, or 2.3%, during the first quarter of 2025, as compared to the comparable quarter of 2024. As a percentage of net revenues during each quarter, supplies expense decreased to 3.2% during the first quarter of 2025, as compared to 3.5% during the comparable quarter of 2024.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2025 and 2024. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,747,649	100.0%	$1,656,067	100.0%
Operating charges:
Salaries, wages and benefits	928,166	53.1%	872,196	52.7%
Other operating expenses	363,584	20.8%	347,268	21.0%
Supplies expense	55,447	3.2%	56,924	3.4%
Depreciation and amortization	51,408	2.9%	47,872	2.9%
Lease and rental expense	11,369	0.7%	11,518	0.7%
Subtotal-operating expenses	1,409,974	80.7%	1,335,778	80.7%
Income from operations	337,675	19.3%	320,289	19.3%
Interest expense, net	1,075	0.1%	1,027	0.1%
Other (income) expense, net	(825)	(0.0)%	(676)	(0.0)%
Income before income taxes	$337,425	19.3%	319,938	19.3%

Three-month periods ended March 31, 2025 and 2024:

During the three-month period ended March 31, 2025, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $92 million, or 5.5%. The increase was primarily attributable to the above-mentioned $90 million, or 5.5%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $17 million, or 5.5%, to $337 million or 19.3% of net revenues during the first quarter of 2025, as compared to $320 million or 19.3% of net revenues during the first quarter of 2024. The increase in income before income taxes at our behavioral health facilities during the first quarter of 2025, as compared to the comparable quarter of 2024, was primarily attributable to the $23 million, or 7.3% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by the losses incurred at recently closed facilities.

During the three-month period ended March 31, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $56 million or 6.4%. The increase was due primarily to the above-mentioned $57 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $16 million, or 4.7%, during the first quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to the above-mentioned $7 million increase related to our behavioral health facilities, on a Same Facility basis, as well as $9 million of other combined net increases consisting primarily of increased provider tax assessments.

Supplies expense decreased by $1 million, or 2.6%, during the first quarter of 2025, as compared to the comparable quarter of 2024 due to the above-mentioned decrease related to our behavioral health facilities, on a Same Facility basis. As a percentage of net revenues, supplies expense decreased to 3.2% during the first quarter of 2025, as compared to 3.4% during the comparable quarter of 2024.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and the Department of Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was ultimately appealed to the U.S. Supreme Court and a decision remains pending. The outcome and impacts of this litigation cannot be predicted.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 12 to the Consolidated Financial Statements-Revenue Recognition.

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

In April, 2025, CMS published its IPPS 2026 proposed payment rule which provides for a 3.2% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered (including a -0.8% productivity adjustment offset), without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 0.6%. Certain states such as D.C., FL and NV are proposed to see a 5.0% reduction in their wage index adjustment as a result of a decrease in the wage index rural floor in those states. Including DSH payments, a decrease to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the proposed IPPS 2026 rule (covering the period of October 1, 2025 through September 30, 2026) will approximate 1.9%.

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

In August, 2023, CMS published its IPPS 2024 final payment rule which provides for a 3.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates (including a change in the Medicare Rural Floor calculation), documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 6.6%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, our overall increase from the final IPPS 2024 rule (covering the period of October 1, 2023 through September 30, 2024) was approximately 5.4%.

In June, 2019, the Supreme Court of the United States issued a decision favorable to hospitals impacting prior year Medicare DSH payments (Azar v. Allina Health Services, No. 17-1484 (U.S. Jun. 3, 2019)). In Allina, the hospitals challenged the Medicare DSH adjustments for federal fiscal year 2012, specifically challenging CMS’s decision to include inpatient hospital days attributable to Medicare Part C enrollee patients in the numerator and denominator of the Medicare/SSI fraction used to calculate a hospital’s DSH payments. This ruling addresses CMS’s attempts to impose the policy espoused in its vacated 2004 rulemaking to a fiscal year in the 2004–2013 time period without using notice-and-comment rulemaking. This decision should require CMS to recalculate hospitals’ DSH Medicare/SSI fractions, with Medicare Part C days excluded, for at least federal fiscal year 2012, but likely federal fiscal years 2005 through 2013. In June, 2023, CMS issued a rule to retroactively negate the effects of the aforementioned Supreme Court decision. Although we can provide no assurance that we will ultimately receive additional funds, we estimate that the court ruling and final impacts on prior year hospital Medicare DSH payments range between $18 million to $28 million in the aggregate.

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

In April, 2025, CMS published its Psych PPS proposed rule for the federal fiscal year 2026. Under this proposed rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.4% compared to federal fiscal year 2025. This amount includes the effect of the 3.2% net market basket update which reflects the offset of a .8% productivity adjustment. When all of the final patient level adjustments described below as well as proposed wage index values are considered, we estimate that Psych PPS payments will increase by 1.5% in FFY 2026.

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

In addition to the market basket update noted above, CMS made the following changes:

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

In July, 2023, CMS published its Psych PPS final rule for the federal fiscal year 2024. Under this final rule, payments to our behavioral health care hospitals and units increased by approximately 3.3% compared to federal fiscal year 2023. This amount includes the effect of the 3.5% net market basket update which reflects the offset of a 0.2% productivity adjustment.

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

In November, 2023, CMS issued its OPPS final rule for 2024. The hospital market basket increase is 3.3% and the productivity adjustment reduction is 0.2% for a net market basket increase of 3.1%. When other statutorily required adjustments and hospital patient service mix are considered, our overall Medicare OPPS update for 2024 aggregated to a net increase of approximately 9.7%. This percentage reflects the impact resulting from rural floor changes to the Medicare wage index adjustment factor where certain states, such as California and Nevada, will materially benefit from this change.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Nevada, Texas, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Florida, Virginia, and Mississippi. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2025 and 2024. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income, as included herein. The "Projected Full Year 2025" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
		Three Months Ended
	Projected	March 31,	March 31,
	Full Year 2025	2025	2024
Texas Supplemental Payment Programs:
Revenues	$295	$47	$63
Provider Taxes	(121)	(19)	(26)
Net benefit	$174	$28	$37

Nevada SDP:
Revenues	$347	$87	$66
Provider Taxes	(125)	(31)	(27)
Net benefit	$222	$56	$39

Various Other State Programs:
Revenues	$856	$207	$173
Provider Taxes	(293)	(67)	(59)
Net benefit	$563	$140	$114

Subtotal-Provider Tax Programs:
Revenues	$1,498	$341	$302
Provider Taxes	(539)	(117)	(112)
Aggregate net benefit from Provider Tax Programs	$959	$224	$190

Texas DSH and Nevada SPA Programs:
Revenues	$52	$12	$12
Provider Taxes	0	0	0
Net benefit	$52	$12	$12

Total Supplemental Medicaid Programs:
Revenues	$1,550	$353	$314
Provider Taxes	(539)	(117)	(112)
Aggregate net benefit from all Supplemental Programs	$1,011	$236	$202

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

The final modifications include:

•
Creation of a new pay-for-performance incentive payment through a third component in CHIRP, the Alternate Participating Hospital Reimbursement for Improving Quality Award ("APHRIQA"). For state fiscal years beginning with SFY 2025, behavioral health hospitals and rural hospitals will not be included in the pay-for-performance program, and;.
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

In connection with the Quality Incentive Fund (“QIF”), the results of operations of certain of our acute care hospitals located in Texas included no revenues for the three-month periods ended March 31, 2025 and 2024, respectively. QIF revenues are earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

We estimate that these hospitals will be entitled to approximately $27 million of aggregate QIF revenues during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $6 million and $7 million during the three-month periods ended March 31, 2025 and 2024, respectively.

We expect our net reimbursements pursuant to HARP to approximate $24 million during the year ended December 31, 2025.

Nevada State Directed Payment Program ("SDP"):

As previously reported, in February, 2023, the Nevada Division of Health Care Financing and Policy (“DHCFP”) outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment program. In late December, 2023, CMS approved the Medicaid managed care component of the Nevada SDP program, with an effective date of January 1, 2024. In November 2024, CMS approved an increased assessment rate which funded an increase in the SDP pool size covering the period of July 1, 2024 through December 31, 2024. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by DHCFP based on actual Medicaid managed care utilization during 2024. There can be no assurance that the Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2025, or that it will not be modified.

In connection with this program, included in our results of operations was approximately $56 million and $40 million during the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $222 million during the year ended December 31, 2025. The Nevada SDP for the period of January 1, 2025 through December 31, 2025 has been approved by CMS.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $22 million and $21 million during the three-month periods ended March 31, 2025 and 2024, respectively. In December, 2024, CMS approved the program for the period of January 1, 2025 through December 31, 2025 at rates comparable to the prior year.

We estimate that our net reimbursements pursuant to HRIP will approximate $86 million during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was $16 million and $13 million during the three-month periods ended March 31, 2025 and 2024, respectively. During the first quarter of 2025, the Department of Health Care Services submitted a final draft of the Hospital Quality Assurance Fee program 9 fee to CMS for approval for the period January 1, 2025 to December 31, 2025. This submission includes the Managed Care-Directed Payment preprint. We are unable to predict the outcome, amount or timing of any related increase that may result from this submission.

We estimate that our net reimbursements pursuant to this program will approximate $63 million during the year ended December 31, 2025.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the program, known as the Mississippi Hospital Access Program (“MHAP”), provides direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals are reimbursed near the average commercial rate, which is the upper limit ("UPL") for Medicaid managed care reimbursements. The second part of the program supplements traditional Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In June 2024, CMS approved the MHAP program component for the period July 1, 2024 to June 30, 2025. The UPL component was approved in April 2024.

In connection with this program, included in our results of operations was approximately $11 million recorded during both the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $43 million during the year ended December 31, 2025.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. For the three-month periods ended March 31, 2025 and 2024 no revenue was recorded in connection with this program (substantially all of this DPP revenue is recorded during the fourth quarters of each year).

We estimate that our reimbursements pursuant to this DPP will approximate $43 million during the year ended December 31, 2025. The Florida DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $10 million recorded during both the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $35 million during the year ended December 31, 2025. Approval of these programs for the period of January 1, 2025 to December 31, 2025 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million recorded during both of the three-month periods ended March 31, 2025 and 2024. CMS has approved this program through September 30, 2025.

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

In May, 2022, Oklahoma enacted legislation that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of 90% of average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program for the 15-month period effective as of April 1, 2024 through June 30, 2025.

In connection with this program, included in our results of operations was approximately $7 million and $3 million recorded during the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $26 million during the year ended December 31, 2025.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $9 million and $5 million recorded during the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $33 million during the year ended December 31,

2025.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $7 million recorded during both the three-month periods ended March 31, 2025 and 2024, respectively.

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

In connection with this program, included in our results of operations was approximately $5 million and $3 million recorded during the three-month periods ended March 31, 2025 and 2024, respectively.

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

In connection with this program, included in our results of operations was approximately $12 million and $1 million recorded during the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our net reimbursement pursuant to this expanded program will approximate $48 million during the year ended December 31, 2025. Approval of this program for the period of January 1, 2025 to December 31, 2025 is under CMS' review.

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

In connection with this program, included in our results of operations was approximately $4 million during the three-month period ended March 31, 2025. No revenue was recorded during the three-month period ended March 31, 2024.

We estimate that our net reimbursements pursuant to this program will approximate $17 million during the year ended December 31, 2025.

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

In January, 2025, CMS approved the DPP payment increase for the period July 1, 2024 to December 31, 2024, contingent upon CMS' approval of the state's 1115 Medicaid Waiver amendment. In addition, the DPP program for calendar year 2025 (January 1, 2025 to December 31, 2025) was approved by CMS in April, 2025, also contingent upon CMS' approval of the state's 1115 Medicaid Waiver amendment. Timing of CMS’ approval of the state’s 1115 Medicaid Waiver amendment, if it occurs, is uncertain.

If ultimately approved, we estimate that our net reimbursements pursuant to this program will approximate $28 million for the six-month period of July 1, 2024 to December 31, 2024, and, pursuant to estimates derived from TennCare’s financial models, $40 million to $56 million for the twelve-month period of January 1, 2025 through December 31, 2025 ($68 million to $84 million in the aggregate for the 18-month period). The "Projected Full Year 2025" amounts reflected on the table above do not include any net reimbursements in connection with the Tennessee DPP.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2024, the Fiscal Year 2025 Budget Support Act (B25-0784) was approved. This legislation includes a new Medicaid managed care directed payment program effective for the period of October 1, 2024 through September 30, 2025, with potential subsequent annual programs. Finalization of this program remains contingent upon CMS' approval. Estimated amounts related to this program are subject to change for various reasons including modifications based upon CMS' review of the preprint payment methodology terms, as well as actual Medicaid managed care utilization for hospitals that operate in the District of Columbia, including ours. If ultimately approved, there can be no assurance that this program will continue for any period after September 30, 2025, or that it will not be modified. The Washington, D.C., Medicaid agency submitted the SDP preprint to CMS in July 2024, for review and approval.

Although we cannot predict if this new SDP program will be ultimately approved, or the timing of such approval should it occur, if approved in its current form, we estimate that our aggregate net benefit from this program for the period of October 1, 2024 through September 30, 2025, related to our two existing hospitals in the market (that operated in that market prior to April, 2025), will approximate $85 million. The "Projected Full Year 2025" amounts reflected on the table above do not include any net reimbursements in connection with the Washington, D.C. SDP program.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2025 DSH fiscal year (covering the period of October 1, 2024 through September 30, 2025).

In connection with this program, included in our results of operations was approximately $8 million recorded during both the three-month periods ended March 31, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $35 million during year ended December 31, 2025.

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

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $33 million as of March 31, 2025 and $34 million as of December 31, 2024.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million recorded during both the three-month periods ended March 31, 2025 and 2024, respectively.

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

We receive Medicaid SDP payments from MCOs authorized by CMS under 42 CFR § 438.6(c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR § 438.4 and non-compliance could result in a reduction to SDP payment levels. In general, Medicaid SDP payments under 42 CFR § 438.6(c) are subject to annual CMS approval via the submission of a preprint application by a state agency which provides details of the SDP payment methodology and conformity with the applicable federal regulations. CMS SDP preprint approval, and the timing of such approval (if it occurs), are uncertain, which can affect both the SDP payment level and the timing of SDP revenue we record.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2025 through FFY 2027. Commencing in federal fiscal year 2026, and continuing through 2028, DSH payments are scheduled to be reduced by $8 billion annually. The American Relief Act, 2025 (HR 10545, Public Law No. 118-158) enacted into law on December 21, 2024 postponed the scheduled ACA Medicaid DSH cuts that were to take effect January 1, 2025 to April 1, 2025. Subsequently H.R.1968 - Full-Year Continuing Appropriations and Extensions Act, 2025 enacted into law on March 15, 2024 further postponed the scheduled ACA Medicaid DSH cuts that were to take effect April 1, 2025 to October 1, 2025.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $40 million and $53 million during the three-month periods ended March 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revolving credit facility (a.)	$1,794	$7,246
Tranche A term loan, extinguished (a.)	-	39,472
Tranche A term loan, 2029 (a.)	17,192	-
$800 million, 2.65% Senior Notes due 2030 (b.)	5,356	5,356
$700 million, 1.65% Senior Notes due 2026 (c.)	2,932	2,932
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345
$500 million, 4.625% Senior Notes due 2029 (e.)	5,792	-
$500 million, 5.050% Senior Notes due 2034 (f.)	6,352	-
Subtotal-revolving credit, term loan A and Senior Notes	42,763	58,351
Amortization of financing fees	1,252	1,256
Other combined interest expense	3,031	2,112
Capitalized interest on major projects	(6,583)	(8,578)
Interest income	(407)	(315)
Interest expense, net	$40,056	$52,826

(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provides for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of March 31, 2025, had $1.02 billion of aggregate available borrowing capacity, net of $278 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously, utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
(b.)
In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(c.)
In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(d.)
In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(e.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 4.625% Senior Notes due in 2029.
(f.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 5.050% Senior Notes due in 2034.

Interest expense decreased by $13 million, or 24%, during the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The decrease was due to: (i) a net $16 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.98% during the first quarter of 2025 as compared to 4.96% during the comparable quarter of 2024), as well as a decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.28 billion during the first quarter of 2025 as compared to $4.65 billion during the first quarter of 2024); (ii) a $2 million increase resulting from a decrease in capitalized interest on major projects, and; (iii) a net $1 million increase in other combined interest expense.

The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.28 billion and $4.65 billion during the first quarters of 2025 and 2024, respectively, were 4.1% and 5.1% during the three-month periods ended March 31, 2025 and 2024, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2025 and 2024 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Provision for income taxes	$98,800	$70,264
Income before income taxes	420,428	336,086
Effective tax rate	23.5%	20.9%

The provision for income taxes increased $29 million during the first quarter of 2025, as compared to the comparable quarter of 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $84 million increase in pre-tax income, and; (ii) a $9 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with "ASU 2016-09", Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, net of the impact of executive compensation limitations pursuant to IRC section 162(m) ($0.4 million net benefit recorded during the first quarter of 2025 as compared to $9.2 million during the first quarter of 2024).

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $360 million during the three-month period ended March 31, 2025 and $396 million during the first three months of 2024. The net decrease of $36 million was attributable to the following:

•
a favorable change of $69 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, gains on sales on sales of assets and businesses and costs related to the extinguishment of debt;
•
an unfavorable change of $144 million in accounts receivable due, in part, to delays in receipt of funds in connection with certain Medicaid supplemental payment programs in various states (approximately $82 million of which related to the Nevada state directed payment program which was subsequently approved by CMS and received in April, 2025, retroactive to January 1, 2025);
•
a favorable change of $20 million in other assets and deferred charges;
•
a favorable change of $16 million in accrued and deferred income taxes, and;
•
$3 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 53 days and 54 days at March 31, 2025 and 2024, respectively.

Net cash used in investing activities

During the first three months of 2025, we used $271 million of net cash in investing activities as follows:

•
$239 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$24 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•
$8 million spent on the acquisition of businesses and property.

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
•
$5 million received from the sales of assets and businesses.

Net cash used in financing activities

During the first three months of 2025, we used $91 million of net cash in financing activities as follows:

•
spent $223 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($181 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($42 million);
•
generated $152 million of additional borrowings as follows: (i) $148 million pursuant to our revolving credit facility, and; (ii) $4 million related to other debt facilities;
•
spent $14 million to pay quarterly cash dividends of $.20 per share;
•
spent $9 million on net repayments of debt as follows: (i) $7 million related to our tranche A term loan facility, and; (ii) $2 million related to other debt facilities;
•
spent $6 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•
received $4 million from the sale of ownership interests to minority members, and;
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

Expected capital expenditures during remainder of 2025

During the full year of 2025, we expect to spend approximately $850 million to $1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first three months of 2025 we spent approximately $239 million on capital expenditures and expect to spend approximately $611 million to $761 million during the remainder of 2025.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of March 31, 2025, had $1.02 billion of aggregate available borrowing capacity, net of $278 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.19 billion of outstanding borrowings as of March 31, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

•
$700 million of aggregate principal amount of 1.65% senior secured notes due in September, 2026 ("2026 Notes") which were issued on August 24, 2021. Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.
•
$500 million of aggregate principal amount of 4.625% senior secured notes due in October, 2029 ("2029 Notes") which were issued on September 26, 2024. Interest on the 2029 Notes is payable on April 15th and October 15th, commencing April 15, 2025 until the maturity date of October 15, 2029.
•
$800 million of aggregate principal amount of 2.65% senior secured notes due in October, 2030 ("2030 Notes") which were issued on September 21, 2020. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030.
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

The 2026, 2029, 2030, 2032 and 2034 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement, other first lien obligations, or any junior lien obligations (the "Subsidiary Guarantors"). All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indenture pursuant to which All the Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at March 31, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $73 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At March 31, 2025, the carrying value and fair value of our debt were approximately $4.6 billion and $4.4 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 41% as of March 31, 2025 and 40% as of December 31, 2024.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.02 billion of available borrowing capacity as of March 31, 2025, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of March 31, 2025, we had combined aggregate principal of $3.0 billion from All the Notes:

•
$700 million of aggregate principal amount of the 2026 Notes;
•
$500 million of aggregate principal amount of the 2029 Notes;
•
$800 million of aggregate principal amount of the 2030 Notes;
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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$2,469,847	$2,279,988
Noncurrent assets (1)	9,311,445	9,214,924
Current liabilities	1,978,938	1,870,563
Noncurrent liabilities	5,609,982	5,451,167
Due to non-guarantors	912,961	912,958
(1) Includes goodwill of $3,262 million as of March 31, 2025 and December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Three Months Ended	Twelve Months Ended
(in thousands)	March 31, 2025	December 31, 2024
Net revenues	$3,273,484	$12,642,381
Operating charges	2,848,842	11,200,769
Interest expense, net	39,457	248,568
Other (income) expense, net	(5,953)	(3,186)
Net income	$289,911	$920,944

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2025 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $155 million consisting of: (i) $131 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

As of March 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a listing of risk factors to be considered by investors in our securities. During the first quarter of 2025, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As reflected below, during the three-month period ended March 31, 2025, we have repurchased approximately 1.0 million shares at an aggregate cost of approximately $180.6 million (average price of approximately $181 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended March 31, 2025, 249,141 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2025 through March 31, 2025, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
January 2025	$-	2,124	—	$0.01	—	$-	$-	—	$824,361
February, 2025	$-	3,355	—	$0.01	—	$-	$-	—	$824,361
March, 2025	$-	1,243,662	—	$0.01	1,000,000	$180.65	$180,645	—	$643,716
Total January through March, 2025	$-	1,249,141	—	$0.01	1,000,000	180.65	$180,645

Dividends

During the quarter ended March 31, 2025, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1

Employment Agreement dated March 19, 2025, between UHS of Delaware, Inc. and Marc D. Miller, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.2

Employment Agreement dated March 19, 2025, between UHS of Delaware, Inc. and Alan B. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.3

Guaranty Agreement dated March 19, 2025 between Universal Health Services, Inc. and Marc D. Miller, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.4

Guaranty Agreement dated March 19, 2025 between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2025	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)