Form 10-Q
period 2025-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2025-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2025:

Class A	6,576,475
Class B	56,388,014
Class C	661,688
Class D	12,513

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2025. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	$4,283,816	$3,907,604	$8,383,536	$7,751,186
Operating charges:
Salaries, wages and benefits	2,014,951	1,856,372	3,966,055	3,698,996
Other operating expenses	1,162,566	1,043,116	2,268,318	2,075,286
Supplies expense	418,785	388,063	821,666	791,636
Depreciation and amortization	152,004	147,480	300,349	288,483
Lease and rental expense	35,240	36,175	72,053	71,625
	3,783,546	3,471,206	7,428,441	6,926,026
Income from operations	500,270	436,398	955,095	825,160
Interest expense, net	35,364	48,899	75,420	101,725
Other (income) expense, net	(8,479)	5,493	(14,138)	5,343
Income before income taxes	473,385	382,006	893,813	718,092
Provision for income taxes	110,773	87,676	209,573	157,940
Net income	362,612	294,330	684,240	560,152
Less: Net income (loss) attributable to noncontrolling interests	9,394	5,178	14,342	9,166
Net income attributable to UHS	$353,218	$289,152	$669,898	$550,986

Basic earnings per share attributable to UHS	$5.49	$4.32	$10.36	$8.22
Diluted earnings per share attributable to UHS	$5.43	$4.26	$10.23	$8.08

Weighted average number of common shares - basic	64,356	66,878	64,663	67,041
Add: Other share equivalents	635	1,042	851	1,160
Weighted average number of common shares and equivalents - diluted	64,991	67,920	65,514	68,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$362,612	$294,330	$684,240	$560,152
Other comprehensive income (loss):
Foreign currency translation adjustment	35,247	907	50,148	(66)
Other	-	-	-	17
Other comprehensive income (loss) before tax	35,247	907	50,148	(49)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8	8	(400)	428
Total other comprehensive (loss) income, net of tax	35,239	899	50,548	(477)
Comprehensive income	397,851	295,229	734,788	559,675
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,394	5,178	14,342	9,166
Comprehensive income attributable to UHS	$388,457	$290,051	$720,446	$550,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$137,595	$125,983
Accounts receivable, net	2,302,247	2,177,751
Supplies	222,783	220,940
Other current assets	327,357	291,614
Total current assets	2,989,982	2,816,288

Property and equipment	13,237,622	12,643,283
Less: accumulated depreciation	(6,354,633)	(6,071,058)
	6,882,989	6,572,225
Other assets:
Goodwill	3,977,976	3,932,879
Deferred income taxes	147,680	118,449
Right of use assets-operating leases	389,836	418,719
Deferred charges	9,535	9,404
Other	587,579	601,785
Total Assets	$14,985,577	$14,469,749

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$40,897	$40,059
Accounts payable and other liabilities	2,197,635	2,081,479
Operating lease liabilities	73,168	74,649
Federal and state taxes	5,371	14,219
Total current liabilities	2,317,071	2,210,406

Other noncurrent liabilities	629,492	655,806
Operating lease liabilities noncurrent	351,932	376,239
Long-term debt	4,542,000	4,464,482

Redeemable noncontrolling interests	59,569	13,293

Equity:
UHS common stockholders’ equity	7,030,048	6,666,207
Noncontrolling interest	55,465	83,316
Total equity	7,085,513	6,749,523
Total Liabilities and Stockholders’ Equity	$14,985,577	$14,469,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2025	$13,324	$66	$572	$7	$0	$(726,960)	$7,489,409	$22,510	$6,785,604	$86,806	$6,872,410
Common Stock
Issued/(converted)	—	—	1	—	—	—	4,478	—	4,479	—	4,479
Repurchased, including excise tax	—	—	(9)	—	—	—	(156,629)	—	(156,638)	—	(156,638)
Restricted share-based compensation expense	—	—	—	—	—	—	15,470	—	15,470	—	15,470
Dividends paid and accrued	—	—	—	—	—	(13,123)	—	—	(13,123)	—	(13,123)
Stock option expense	—	—	—	—	—	—	8,111	—	8,111	—	8,111
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(1,315)	(1,315)
Purchase (sale) of ownership interests by (from) minority members	4,232	—	—	—	—	—	—	—	—	2,676	2,676
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,573	—	—	—	—	—	353,218	—	353,218	5,821	359,039
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	35,239	35,239	—	35,239
Subtotal - comprehensive income	3,573	—	—	—	—	—	353,218	35,239	388,457	5,821	394,278
Balance, June 30, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	8	—	—	—	8,307	—	8,315	—	8,315
Repurchased, including excise tax	—	—	(21)	—	—	—	(381,069)	—	(381,090)	—	(381,090)
Restricted share-based compensation expense	—	—	—	—	—	—	27,312	—	27,312	—	27,312
Dividends paid and accrued	—	—	—	—	—	(26,378)	—	—	(26,378)	—	(26,378)
Stock option expense	—	—	—	—	—	—	17,548	—	17,548	—	17,548
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(7,227)	(7,227)
Purchase (sale) of ownership interests by (from) minority members	4,232	—	—	—	—	—	—	—	—	7,161	7,161
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,604	—	—	—	—	—	669,898	—	669,898	10,738	680,636
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	50,548	50,548	—	50,548
Subtotal - comprehensive income	3,604	—	—	—	—	—	669,898	50,548	720,446	10,738	731,184
Balance, June 30, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2024

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2024	$4,987	$66	$600	$7	$0	$(673,436)	$6,921,547	$7,913	$6,256,697	$49,147	$6,305,844
Common Stock
Issued/(converted)	—	—	(2)	—	—	—	3,985	—	3,983	—	3,983
Repurchased, including excise tax	—	—	(4)	—	—	—	(77,843)	—	(77,847)	—	(77,847)
Restricted share-based compensation expense	—	—	—	—	—	—	12,779	—	12,779	—	12,779
Dividends paid and accrued	—	—	—	—	—	(13,579)	—	—	(13,579)	—	(13,579)
Stock option expense	—	—	—	—	—	—	13,288	—	13,288	—	13,288
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(609)	(609)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	12,148	12,148
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	431	—	—	—	—	—	289,152	—	289,152	4,747	293,899
Other	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	899	899	—	899
Subtotal - comprehensive income	431	—	—	—	—	—	289,152	899	290,051	4,747	294,798
Balance, June 30, 2024	$5,418	$66	$594	$7	$0	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$0	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted)	—	—	8	—	—	—	7,386	—	7,394	—	7,394
Repurchased, including excise tax	—	—	(13)	—	—	—	(239,925)	—	(239,938)	—	(239,938)
Restricted share-based compensation expense	—	—	—	—	—	—	17,879	—	17,879	—	17,879
Dividends paid and accrued	—	—	—	—	—	(27,125)		—	(27,125)	—	(27,125)
Stock option expense	—	—	—	—	—	—	27,669	—	27,669	—	27,669
Distributions to noncontrolling interests	(649)	—	—	—	—	—	—	—	—	(4,440)	(4,440)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	13,869	13,869
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	876	—	—	—	—	—	550,986	—	550,986	8,290	559,276
Other	—	—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(494)	(494)	—	(494)
Subtotal - comprehensive income	876	—	—	—	—	—	550,969	(477)	550,492	8,290	558,782
Balance, June 30, 2024	$5,418	$66	$594	$7	$0	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$684,240	$560,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	300,349	288,483
Loss (gain) on sales of assets and businesses	2,833	(3,725)
Stock-based compensation expense	45,707	46,162
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(92,636)	66,174
Accrued interest	(4,532)	3,310
Accrued and deferred income taxes	(55,913)	26,970
Other working capital accounts	25,324	39,686
Other assets and deferred charges	(22,404)	(3,030)
Other, net	16,143	14,277
Accrued insurance expense, net of commercial premiums paid	94,696	102,222
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(84,781)	(64,994)
Net cash provided by operating activities	909,026	1,075,687

Cash Flows from Investing Activities:
Property and equipment additions	(505,040)	(449,933)
Proceeds received from sales of assets and businesses	2,980	5,428
Acquisition of businesses and property	(8,314)	-
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(66,402)	6,830
(Increase) decrease in capital reserves of commercial insurance subsidiary	(462)	196
Net cash used in investing activities	(577,238)	(437,479)

Cash Flows from Financing Activities:
Repayments of long-term debt	(18,548)	(382,675)
Additional borrowings	94,601	12,038
Repurchase of common shares	(378,542)	(237,987)
Dividends paid	(26,434)	(27,006)
Issuance of common stock	8,137	7,227
Profit distributions to noncontrolling interests	(9,621)	(5,089)
Purchase (sale) of ownership interests by (from) minority member	11,336	5,025
Net cash used in financing activities	(319,071)	(628,467)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,931	(392)

Increase in cash, cash equivalents and restricted cash	16,648	9,349
Cash, cash equivalents and restricted cash, beginning of period	224,752	214,470
Cash, cash equivalents and restricted cash, end of period	$241,400	$223,819

Supplemental Disclosures of Cash Flow Information:
Interest paid	$77,448	$95,902
Income taxes paid, net of refunds	$251,786	$131,499
Noncash purchases of property and equipment	$148,887	$108,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2025. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2025, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2025 at the same rate in place for 2024, 2023 and 2022, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.4 million during each of the three-month periods ended June 30, 2025 and 2024, and approximately $2.8 million and $2.7 million during the six-month periods ended June 30, 2025 and 2024, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $268,000 and $314,000 during the three-month periods ended June 30, 2025 and 2024, respectively, and approximately $568,000 and $614,000 during the six-month periods ended June 30, 2025 and 2024, respectively, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $583,000 and $575,000 during the three-month periods ended June 30, 2025 and 2024, respectively, and $1.2 million and $1.1 million during the six-month periods ended June 30, 2025 and 2024, respectively. The carrying value of our investment in the Trust was $5.2 million and $5.8 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $31.5 million at June 30, 2025 and $29.3 million at December 31, 2024, based on the closing price of the Trust’s stock on the respective dates.

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

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three-month periods ended June 30, 2025 and 2024 and approximately $11 million during each of the six-month periods ended June 30, 2025 and 2024.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with the Trust in 2021, related to Aiken Regional Medical Center ("Aiken") and Canyon Creek Behavioral Health ("Canyon Creek"), our consolidated balance sheets at June 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $72 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to Aiken and Canyon Creek, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S.

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

The table below provides certain details for each of the hospitals leased from the Trust as of June 30, 2025:

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $49 million as of June 30, 2025 and $47 million as of December 31, 2024. Any change in market value of our Premier shares since December 31, 2024 is recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and six-month periods ended June 30, 2025. Additionally, we received cash dividends from Premier amounting to approximately $470,000 during both three-month periods ended June 30, 2025 and 2024, respectively, and approximately $937,000 and $900,000 during the six-month periods ended June 30, 2025 and 2024, respectively, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of June 30, 2025, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 30%, 20%, 25%, and 48% in five behavioral health care facilities located in Arizona, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 25% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $55 million and $60 million, respectively, as of June 30, 2025, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of June 30, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

Generally accepted accounting principles require that noncontrolling interests be classified as equity and we have presented noncontrolling interests in total equity. However, since certain of our noncontrolling interests have redemption rights outside of our control, those noncontrolling interests are classified outside of permanent equity. Accordingly, noncontrolling interests with an estimated redemption amount of approximately $39 million as of March 31, 2025 have been reclassified from noncontrolling interest to redeemable noncontrolling interests as of June 30, 2025. We do not believe these revisions are material to the condensed consolidated financial statements as of March 31, 2025 or to any prior years’ consolidated financial statements.

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania had previously exercised their put option and we purchased their ownership interest in April, 2025.

(4) Treasury

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of June 30, 2025, had $1.08 billion of aggregate available borrowing capacity, net of $219 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.18 billion of outstanding borrowings as of June 30, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, Tranche A Term Loan and All the Notes, were approximately $4.34 billion and 4.1%, respectively, during the second quarter of 2025, and $4.51 billion and 5.0%, respectively, during the second quarter of 2024. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.31 billion and 4.1%, respectively, during the first six months of 2025, and $4.58 billion and 5.0%, respectively, during the first six months of 2024.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at June 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $72 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At June 30, 2025, the carrying value and fair value of our debt were approximately $4.6 billion and $4.4 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.6 billion total debt outstanding as of June 30, 2025, are as follows: (i) $41 million due during the next 12 months; (ii) $740 million due during months 13 to 24; (iii) $72 million due during months 25 to 36; (iv) $73 million due during months 37 to 48; (v) $1.73 billion due during months 49 to 60, and; (vi) $1.93 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $66 million during the six-month period ended June 30, 2025 and net cash inflows of $7 million during the six-month period ended June 30, 2024.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(42,589)	$(1,696)	$(67,514)	$8,201

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2025	2024	2024
Cash and cash equivalents	$137,595	$128,786	$125,983
Restricted cash (a)	103,805	95,033	98,769
Total cash, cash equivalents and restricted cash	$241,400	$223,819	$224,752

(a) Restricted cash is included in other assets on the accompanying condensed consolidated balance sheets and consists of statutorily required capital reserves related to our commercial insurance subsidiary.

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$120,897	Other noncurrent assets	$120,897
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	48,963	Other noncurrent assets	48,963
Deferred compensation assets	53,162	Other noncurrent assets	53,162
	$225,228		$223,022	$2,206	-
Liabilities:
Foreign currency forward exchange contracts	$540	Accounts payable and other liabilities		$540
Deferred compensation liability	53,162	Other noncurrent liabilities	53,162
	$53,702		$53,162	$540	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,399	Other noncurrent assets	$115,399
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	47,333	Other noncurrent assets	47,333
Deferred compensation assets	49,222	Other noncurrent assets	49,222
Foreign currency forward exchange contracts	572	Other current assets		572
	$214,732		$211,954	$2,778	-
Liabilities:
Deferred compensation liability	49,222	Other noncurrent liabilities	49,222
	$49,222		$49,222	$-	-

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

As of June 30, 2025, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities. As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities.

There were no adjustments recorded to our reserves for self-insured professional and general liability claims during the first six months of 2025. As a result of unfavorable trends experienced during the past several years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims including $79 million recorded during the full year of 2024, $14 million of which was recorded during the first six months of 2024. All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

As of June 30, 2025, the total accrual for our workers’ compensation liability claims was $147 million, $58 million of which was included in current liabilities. As of December 31, 2024, the total accrual for our workers’ compensation liability claims was $137 million, $58 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings:

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion filed an appeal of the remaining judgment and the Plaintiff filed a cross appeal of the remittitur of punitive damages. We reached a settlement agreement, that was approved by the Court during the second quarter of 2025, and the judgment has been vacated. Pursuant to the agreement the terms of the settlement are confidential. The settlement amount was covered by our commercial excess insurance and our existing reserves for the matter.
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

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of June 30, 2025, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $147 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

We have received lawsuits in various jurisdictions on behalf of numerous former patients spanning decades claiming to be the victims of sexual assaults while patients at our facilities. Many of these lawsuits have been brought in conjunction with various states extending their statute of limitations to allow alleged victims of sexual assaults or abuse to file claims many years after the alleged incidents occurred. We are uncertain as to potential liability in connection with these matters.

Property Insurance

We have commercial property insurance policies for our properties, covering the period of June 1, 2025 to June 1, 2026, providing property and business interruption coverage for losses in excess of $15 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage at all facilities except those in Puerto Rico where $100 million of annual aggregate coverage is provided. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $150 million limitation for our facilities located in California and Alaska; (ii) $100 million limitation for our facilities in New Madrid Seismic Zone, Pacific Northwest Seismic Zone, South Carolina, Utah and certain counties in Nevada; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. As of January 1, 2025, property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £2.3 billion, with a coverage cap per location of £150 million for any one occurrence, that includes coverage for real and personal property as well as business interruption losses.

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $405 million of which was incurred as of June 30, 2025, which will be entirely funded by the District. Construction of the acute care hospital was completed and the hospital opened on April 15, 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $19 million of which has been incurred as of June 30, 2025), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The Office of Inspector General of the Department of Health and Human Services (the “OIG”) had recently proposed extending the Corporate Integrity Agreement ("CIA"), that we entered into with them in July 2020 in connection with the settlement of certain claims brought against the Company, for an additional year beyond its expiration date in July 2025. The OIG indicated that they believed the additional twelve-month period would provide the Company with the opportunity to further develop and intensify its quality-improvement activities and enhance its ability to achieve consistent, sustained quality improvement across its behavioral health care segment. After responding to the OIG’s request, and providing assurances of certain future compliance efforts by the Company, the OIG accepted the conclusion of the CIA at its originally established date of July 5, 2025.

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

Certain legal matters are described below:

Rachel Capriglione, as natural mother and Next Friend of A.T., a minor, Plaintiff, v. The Pavilion Foundation d/b/a The Pavilion Behavioral Health System

The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, was the sole defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. Plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability.

The case went to trial in March of 2024. On March 28, 2024, a jury rejected the misrepresentation claim, but returned a verdict for ordinary negligence, and awarded compensatory damages of $60 million and punitive damages of $475 million. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion filed post-trial motions, among other items, contesting the excessiveness of the damage awards.

In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion filed an appeal of the remaining judgment and the Plaintiff filed a cross appeal of the remittitur of punitive damages.

We reached a settlement agreement, that was approved by the Court during the second quarter of 2025, and the judgment has been vacated. Pursuant to the agreement, the terms of the settlement are confidential. The settlement amount was covered by our commercial excess insurance and our existing reserves for the matter.

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

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of May 1, 2024 to conform with current year presentation.

Three months ended June 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,401,034	$1,880,076	$4,281,110

Reconciliation of Net Revenue
Non-segment revenue			2,706
Total Net Revenue			$4,283,816

Salaries, wages and benefits	$937,105	$977,156
Other segment item operating expenses (a)	1,142,344	453,206
Depreciation and amortization expense	96,370	53,259
Interest (income) expense, net	(1,613)	1,104
Other (income) expense, net	(916)	(837)
Reportable segment income before income taxes	$227,744	$396,188	$623,932

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,706
Non-segment operating expenses (b)			124,106
Non-segment interest expense, net			35,873
Non-segment other (income) expense, net			(6,726)
Income before income taxes			$473,385

Six months ended June 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$4,750,263	$3,627,725	$8,377,988

Reconciliation of Net Revenue
Non-segment revenue			5,548
Total Net Revenue			$8,383,536

Salaries, wages and benefits	$1,847,829	$1,905,322
Other segment item operating expenses (a)	2,231,416	883,606
Depreciation and amortization expense	191,017	104,667
Interest (income) expense, net	649	2,179
Other (income) expense, net	(9,183)	(1,662)
Reportable segment income before income taxes	$488,535	$733,613	$1,222,148

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			5,548
Non-segment operating expenses (b)			264,584
Non-segment interest expense, net			72,592
Non-segment other (income) expense, net			(3,293)
Income before income taxes			$893,813

Three months ended June 30, 2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total

Net revenue from reportable segments	$2,178,686	$1,726,032	$3,904,718

Reconciliation of Net Revenue
Non-segment revenue			2,886
Total Net Revenue			$3,907,604

Salaries, wages and benefits	$859,147	$895,494
Other segment item operating expenses (a)	1,011,953	420,423
Depreciation and amortization expense	94,361	50,478
Interest expense, net	986	1,008
Other expense (income), net	(461)	(871)
Reportable segment income before income taxes	$212,700	$359,500	$572,200

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,886
Non-segment operating expenses (b)			139,350
Non-segment interest expense, net			46,905
Non-segment other (income) expense, net			6,825
Income before income taxes			$382,006

Six months ended June 30, 2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$4,363,767	$3,382,099	$7,745,866

Reconciliation of Net Revenue
Non-segment revenue			5,320
Total Net Revenue			$7,751,186

Salaries, wages and benefits	$1,720,694	$1,767,690
Other segment item operating expenses (a)	2,037,773	836,133
Depreciation and amortization expense	184,673	98,350
Interest expense, net	2,286	2,035
Other expense (income), net	173	(1,547)
Reportable segment income before income taxes	$418,168	$679,438	$1,097,606

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			5,320
Non-segment operating expenses (b)			280,713
Non-segment interest expense, net			97,404
Non-segment other (income) expense, net			6,717
Income before income taxes			$718,092

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $247 million and $213 million for the three-month periods ended June 30, 2025 and 2024, respectively, and approximately $474 million and $421 million for the six-month periods ended June 30, 2025 and 2024, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and Diluted:
Net income attributable to UHS	$353,218	$289,152	$669,898	$550,986
Less: Net income attributable to unvested restricted share grants	-	(5)	-	(50)
Net income attributable to UHS – basic and diluted	$353,218	$289,147	$669,898	$550,936

Weighted average number of common shares - basic	64,356	66,878	64,663	67,041
Net effect of dilutive stock options and grants based on the treasury stock method	635	1,042	851	1,160
Weighted average number of common shares and equivalents - diluted	64,991	67,920	65,514	68,201
Earnings per basic share attributable to UHS:	$5.49	$4.32	$10.36	$8.22
Earnings per diluted share attributable to UHS:	$5.43	$4.26	$10.23	$8.08

The “Net effect of dilutive stock options and grants based on the treasury stock method” for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7,500 for both the three and six-months ended June 30, 2025. The excluded weighted-average stock options totaled 1.1 million for the three-months ended June 30, 2024 and 1.2 million for the six-months ended June 30, 2024. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2025 and 2024, pre-tax compensation costs of $8.1 million and $13.3 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2025 and 2024, pre-tax compensation costs of $17.5 million and $27.7 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2025 and 2024, pre-tax compensation costs of approximately $15.5 million and $12.8 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the six-month periods ended June 30, 2025 and 2024, pre-tax compensation costs of $27.3 million and $17.9 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of June 30, 2025 there was approximately $202.6 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were an aggregate of 560,044 restricted units, net of cancellations, granted during the first six months of 2025 under the 2020 Stock Incentive Plan, including 61,251 performance based restricted stock units, with a weighted-average grant date fair value of $178.19 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $45.7 million and $46.2 million during the six-month periods ended June 30, 2025 and 2024, respectively.

(9) Dispositions and acquisitions

Six-month period ended June 30 2025:

Acquisitions:

During the first six months of 2025, we spent $8 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2025, we received $3 million from the sales of assets and businesses.

Six-month period ended June 30 2024:

Acquisitions:

During the first six months of 2024, there were no acquisitions.

Divestitures:

During the first six months of 2024, we received $5 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $12.9 million, or $.20 per share, during the second quarter of 2025 and $13.4 million, or $.20 per share, during the second quarter of 2024. We declared and paid dividends of $26.4 million, or $.40 per share, during the six-month period ended June 30, 2025 and $27.0 million, or $.40 per share, during the six-month period ended June 30, 2024. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2025 and 2024 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 23.4% and 23.0% during the three-month periods ended June 30, 2025, and 2024, respectively, and 23.4% and 22.0% during the six-month periods ended June 30, 2025, and 2024, respectively. The increase in our effective tax rate during the six months ended June 30, 2025, as compared with the comparable period in 2024, was primarily due to a $10 million unfavorable change in tax benefit from employee share-based payments, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the Act to have a material impact on our estimated annual effective tax rate in 2025.

As of January 1, 2025, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2025, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2025, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2021 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of May 1, 2024 to conform with current year presentation.

	For the three months ended June 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$375,454	16%	$73,793	4%		$449,247	10%
Managed Medicare	412,153	17%	107,019	6%		519,172	12%
Medicaid	281,157	12%	362,963	19%		644,120	15%
Managed Medicaid	170,180	7%	449,428	24%		619,608	14%
Managed Care (HMO and PPOs)	810,631	34%	417,222	22%		1,227,853	29%
UK Revenue	0	0%	246,906	13%		246,906	6%
Other patient revenue and adjustments, net	147,114	6%	162,940	9%		310,054	7%
Other non-patient revenue	204,345	9%	59,805	3%	2,706	266,856	6%
Total Net Revenue	$2,401,034	100%	$1,880,076	100%	$2,706	4,283,816	100%

	For the six months ended June 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$767,015	16%	$150,271	4%		$917,286	11%
Managed Medicare	832,015	18%	207,456	6%		1,039,471	12%
Medicaid	532,022	11%	639,006	18%		1,171,028	14%
Managed Medicaid	328,594	7%	893,843	25%		1,222,437	15%
Managed Care (HMO and PPOs)	1,590,779	33%	821,875	23%		2,412,654	29%
UK Revenue	0	0%	473,974	13%		473,974	6%
Other patient revenue and adjustments, net	296,340	6%	323,787	9%		620,127	7%
Other non-patient revenue	403,498	8%	117,513	3%	5,548	526,559	6%
Total Net Revenue	$4,750,263	100%	$3,627,725	100%	$5,548	$8,383,536	100%

	For the three months ended June 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$338,635	16%	$75,773	4%		$414,408	11%
Managed Medicare	370,108	17%	102,584	6%		472,692	12%
Medicaid	240,577	11%	292,391	17%		532,968	14%
Managed Medicaid	154,550	7%	414,447	24%		568,997	15%
Managed Care (HMO and PPOs)	706,268	32%	420,929	24%		1,127,197	29%
UK Revenue	0	0%	212,706	12%		212,706	5%
Other patient revenue and adjustments, net	134,201	6%	150,094	9%		284,295	7%
Other non-patient revenue	234,347	11%	57,108	3%	2,886	294,341	8%
Total Net Revenue	$2,178,686	100%	$1,726,032	100%	$2,886	$3,907,604	100%

	For the six months ended June 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$687,722	16%	$152,589	5%		$840,311	11%
Managed Medicare	743,509	17%	198,658	6%		942,167	12%
Medicaid	475,439	11%	540,754	16%		1,016,193	13%
Managed Medicaid	313,909	7%	837,755	25%		1,151,664	15%
Managed Care (HMO and PPOs)	1,405,053	32%	825,102	24%		2,230,155	29%
UK Revenue	0	0%	420,502	12%		420,502	5%
Other patient revenue and adjustments, net	257,534	6%	294,225	9%		551,759	7%
Other non-patient revenue	480,601	11%	112,514	3%	5,320	598,435	8%
Total Net Revenue	$4,363,767	100%	$3,382,099	100%	$5,320	$7,751,186	100%

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

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2025 and 2024 are as follows (in thousands):

	Six months ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,779	$65,765
Operating cash flows from finance leases	$1,770	$1,850
Financing cash flows from finance leases	$1,345	$2,183

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,702	$33,278
Finance leases	$1,372	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2025, we owned and/or operated 367 inpatient facilities and 61 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
29 inpatient acute care hospitals (including the newly constructed 142-bed Cedar Hill Regional Medical Center located Washington, D.C. that was completed and opened in April, 2025);
•
34 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (338 inpatient facilities and 16 outpatient facilities):

Located in the U.S.:

•
183 inpatient behavioral health care facilities, and;
•
14 outpatient behavioral health care facilities.

Located in the U.K.:

•
152 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during each of the three-month periods ended June 30, 2025 and 2024, and 57% and 56% of our consolidated net revenues during the six-month periods ended June 30, 2025 and 2024, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during each of the three-month periods ended June 30, 2025 and 2024, and 43% and 44% of our consolidated net revenues during the six-month periods ended June 30, 2025 and 2024, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $247 million and $213 million during the three-month periods ended June 30, 2025 and 2024, respectively, and $474 million and $421 million during the six-month periods ended June 30, 2025 and 2024, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.512 billion as of June 30, 2025 and $1.358 billion as of December 31, 2024.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Tennessee, Massachusetts, Virginia, Mississippi and Florida. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
•
legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities;
•
there are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, has increased exchange enrollment. However, the Trump administration has already taken steps to undo these Biden-era initiatives, including adopting legislation eliminating certain exchange premium tax credits;
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the ACA since its enactment, some of which have been successful, in part, in modifying the ACA, as well as court challenges to the constitutionality of the legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the ACA. The legislation faced its most recent challenge when the Supreme Court, in the June 2025 Kennedy v. Braidwood Management decision, opined in favor of ACA HIV preventive care coverage. The impacts of this decision cannot be predicted. Any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
•
additional possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;
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

•
the impact of a shift of care from inpatient to lower cost outpatient settings and controls designed to reduce inpatient services;
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the jury verdict returned against Cumberland Hospital for Children and Adolescents ("Cumberland"), an indirect subsidiary of ours, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies. We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of June 30, 2025, without reduction for potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $147 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Cumberland matter causes the posting of a large bond or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted;
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
•
the impact of severe weather conditions, including the effects of hurricanes, flash floods, wildfires and climate change;
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

Results of Operations

Clinical Staffing, Inflation, future Medicaid reductions and Tariffs:

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

Legislation adopted on July 4, 2025 attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditures and the legislation also places limits on provider taxes used to increase federal Medicaid funding to states. In addition, insurance exchange subsidies are scheduled to expire later this year which could unfavorably impact insurance exchange enrollment. As these provisions become effective over the next several years, they may be expected to reduce our revenues and likely increase the level of uncompensated care provided by our facilities. Please see Sources of Revenue below for additional disclosure related to Medicaid supplemental payment programs in various states in which we operate.

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

Financial results for the three-month periods ended June 30, 2025 and 2024:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,283,816	100.0%	$3,907,604	100.0%
Operating charges:
Salaries, wages and benefits	2,014,951	47.0%	1,856,372	47.5%
Other operating expenses	1,162,566	27.1%	1,043,116	26.7%
Supplies expense	418,785	9.8%	388,063	9.9%
Depreciation and amortization	152,004	3.5%	147,480	3.8%
Lease and rental expense	35,240	0.8%	36,175	0.9%
Subtotal-operating expenses	3,783,546	88.3%	3,471,206	88.8%
Income from operations	500,270	11.7%	436,398	11.2%
Interest expense, net	35,364	0.8%	48,899	1.3%
Other (income) expense, net	(8,479)	(0.2)%	5,493	0.1%
Income before income taxes	473,385	11.1%	382,006	9.8%
Provision for income taxes	110,773	2.6%	87,676	2.2%
Net income	362,612	8.5%	294,330	7.5%
Less: Income (loss) attributable to noncontrolling interests	9,394	0.2%	5,178	0.1%
Net income attributable to UHS	$353,218	8.2%	$289,152	7.4%

Net revenues increased by 9.6%, or $376 million, to $4.284 billion during the three-month period ended June 30, 2025, as compared to $3.908 billion during the second quarter of 2024. The net increase was primarily attributable to: (i) a $317 million, or 8.4%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $59 million, consisting primarily of $43 million of combined net revenues generated during the second quarter of 2025 at two newly constructed acute care hospitals located in Las Vegas, Nevada (West Henderson Hospital which opened during the fourth quarter of 2024), and Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025).

Income before income taxes (before income attributable to noncontrolling interests) increased by $91 million, or 24%, to $473 million during the three-month period ended June 30, 2025 as compared to $382 million during the second quarter of 2024. The net increase was due to:

•
an increase of $15 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $37 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;

•
an increase of $14 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
an increase of $14 million from an increase in the market value of certain equity securities, and;
•
a $11 million other combined net increase.

Net income attributable to UHS increased by $64 million, or 22%, to $353 million during the three-month period ended June 30, 2025, as compared to $289 million during the second quarter of 2024. This increase was attributable to:

•
a $91 million increase in income before income taxes, as discussed above;
•
a decrease of $23 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $87 million increase in pre-tax income, and; (ii) a $2 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with "ASU 2016-09", Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, net of the impact of executive compensation limitations pursuant to IRC section 162(m) ($0.8 million net benefit recorded during the second quarter of 2025 as compared to $2.5 million during the second quarter of 2024).

Financial results for the six-month periods ended June 30, 2025 and 2024:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$8,383,536	100.0%	$7,751,186	100.0%
Operating charges:
Salaries, wages and benefits	3,966,055	47.3%	3,698,996	47.7%
Other operating expenses	2,268,318	27.1%	2,075,286	26.8%
Supplies expense	821,666	9.8%	791,636	10.2%
Depreciation and amortization	300,349	3.6%	288,483	3.7%
Lease and rental expense	72,053	0.9%	71,625	0.9%
Subtotal-operating expenses	7,428,441	88.6%	6,926,026	89.4%
Income from operations	955,095	11.4%	825,160	10.6%
Interest expense, net	75,420	0.9%	101,725	1.3%
Other (income) expense, net	(14,138)	(0.2)%	5,343	0.1%
Income before income taxes	893,813	10.7%	718,092	9.3%
Provision for income taxes	209,573	2.5%	157,940	2.0%
Net income	684,240	8.2%	560,152	7.2%
Less: Income (loss) attributable to noncontrolling interests	14,342	0.2%	9,166	0.1%
Net income attributable to UHS	$669,898	8.0%	$550,986	7.1%

Net revenues increased by 8.2%, or $632 million, to $8.384 billion during the six-month period ended June 30, 2025, as compared to $7.751 billion during the first six months of 2024. The net increase was primarily attributable to: (i) a $542 million, or 7.2%, increase in net revenues generated from our acute care hospital services and behavioral health services, on a Same Facility basis, and; (ii) an other combined net increase of $90 million consisting primarily of $70 million of combined net revenues generated during the first six months of 2025 at two newly constructed and recently opened acute care hospitals, as mentioned above.

Income before income taxes (before income attributable to noncontrolling interests) increased by $176 million, or 25%, to $894 million during the six-month period ended June 30, 2025 as compared to $718 million during the first six months of 2024. The net increase was due to:

•
an increase of $70 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $54 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
an increase of $26 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
an increase of $10 million from an increase in the market value of certain equity securities, and;
•
$16 million of other combined net increases.

Net income attributable to UHS increased by $119 million, or 22%, to $670 million during the six-month period ended June 30, 2025, as compared to $551 million during the first six months of 2024. This increase was attributable to:

•
a $176 million increase in income before income taxes, as discussed above;
•
a decrease of $52 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $171 million increase in pre-tax income, and; (ii) a $10 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($1.3 million net benefit recorded during the first six months of 2025 as compared to $11.6 million during the first six months of 2024).

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

There were no adjustments recorded to our reserves for self-insured professional and general liability claims during the first six months of 2025. As a result of unfavorable trends experienced, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to approximately $7 million and $14 million during the three and six-month periods ended June 30, 2024, respectively. Approximately $5 million and $10 million of the increase is included in our same facility basis acute care hospital services' results during the three and six-month periods ended June 30, 2024, respectively, and approximately $2 million and $4 million is included in our same facility basis behavioral health services' results during the three and six-month periods ended June 30, 2024, respectively.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and six-month periods ended June 30, 2025 and 2024.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average licensed beds	6,820	6,750	7,112	6,750	6,762	6,704	6,983	6,704
Average available beds	6,648	6,578	6,940	6,578	6,590	6,532	6,811	6,532
Patient days	400,910	395,868	410,246	395,868	815,640	811,192	830,935	811,192
Average daily census	4,405.6	4,350.2	4,508.2	4,350.2	4,506.3	4,457.1	4,590.8	4,457.1
Occupancy-licensed beds	64.6%	64.4%	63.4%	64.4%	66.6%	66.5%	65.7%	66.5%
Occupancy-available beds	66.3%	66.1%	65.0%	66.1%	68.4%	68.2%	67.4%	68.2%
Admissions	84,529	82,744	86,823	82,744	169,773	166,325	173,475	166,325
Length of stay	4.7	4.8	4.7	4.8	4.8	4.9	4.8	4.9

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

Our Same Facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. Prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of May 1, 2024 to conform with current year presentation. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,272,316	100.0%	$2,105,189	100.0%	$4,516,378	100.0%	$4,213,234	100.0%
Operating charges:
Salaries, wages and benefits	905,960	39.9%	858,559	40.8%	1,800,061	39.9%	1,719,645	40.8%
Other operating expenses	646,546	28.5%	579,981	27.6%	1,276,571	28.3%	1,157,563	27.5%
Supplies expense	352,075	15.5%	331,901	15.8%	695,545	15.4%	679,031	16.1%
Depreciation and amortization	89,190	3.9%	94,337	4.5%	177,274	3.9%	184,620	4.4%
Lease and rental expense	24,101	1.1%	24,314	1.2%	49,172	1.1%	48,147	1.1%
Subtotal-operating expenses	2,017,872	88.8%	1,889,092	89.7%	3,998,623	88.5%	3,789,006	89.9%
Income from operations	254,444	11.2%	216,097	10.3%	517,755	11.5%	424,228	10.1%
Interest expense, net	(1,613)	(0.1)%	986	0.0%	649	0.0%	2,286	0.1%
Other (income) expense, net	(1,011)	(0.0)%	(677)	(0.0)%	(9,583)	(0.2)%	(517)	(0.0)%
Income before income taxes	$257,068	11.3%	$215,788	10.3%	$526,689	11.7%	$422,459	10.0%

Three-month periods ended June 30, 2025 and 2024:

During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $167 million or 7.9%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $41 million, or 19%, amounting to $258 million, or 11.3% of net revenues during the second quarter of 2025, as compared to $216 million, or 10.3% of net revenues during the second quarter of 2024.

During the three-month period ended June 30, 2025, net revenue per adjusted admission increased by 3.8% while net revenue per adjusted patient day increased 4.7%, as compared to the comparable quarter of 2024. During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 2.2% while adjusted admissions (adjusted for outpatient activity) increased by 2.0%. Patient days at these facilities increased by 1.3% and adjusted patient days increased by 1.1% during the three-month period ended June 30, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.7 days and 4.8 days during the three-month periods ended June 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 66% during each of the three-month periods ended June 30, 2025 and 2024, respectively.

On a Same Facility basis, during the three-month period ended June 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $47 million, or 5.5%. Contributing to the increase in salaries, wages and benefits was an increase in our patient volumes during the second quarter of 2025 as compared to the comparable quarter of 2024. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.9% during the second quarter of 2025 as compared to 40.8% during the second quarter of 2024.

Other operating expenses increased by $67 million, or 11.5%, during the second quarter of 2025, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $52 million, or 43.5% (due to a corresponding increase in membership), during the second quarter of 2025, as compared to the comparable quarter of 2024. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $14 million, or 3.1%. As a percentage of net revenues, other operating expenses increased to 28.5% during the second quarter of 2025, as compared to 27.6% during the comparable quarter of 2024.

Supplies expense increased by $20 million, or 6.1%, during the second quarter of 2025, as compared to the second quarter of 2024, due, in part, to an increase in patient volumes. As a percentage of net revenues, supplies expense decreased to 15.5% during the three-month period ended June 30, 2025, as compared to 15.8% during the second quarter of 2024.

Six-month periods ended June 30, 2025 and 2024:

During the six-month period ended June 30, 2025, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $303 million or 7.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $104 million, or 25%, amounting to $527 million, or 11.7% of net revenues during the first six months of 2025, as compared to $422 million, or 10.0% of net revenues during the first six months of 2024.

During the six-month period ended June 30, 2025, net revenue per adjusted admission increased by 3.2% while net revenue per adjusted patient day increased 4.7%, as compared to the comparable period of 2024. During the six-month period ended June 30, 2025, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 2.1% while adjusted admissions increased by 2.2%. Patient days at these facilities increased by 0.5% and adjusted patient days increased by 0.7% during the six-month period ended June 30, 2025, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during the six-month periods ended June 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 68% during each of the six-month periods ended June 30, 2025 and 2024, respectively.

On a Same Facility basis, during the six-month period ended June 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $80 million, or 4.7%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.9% during the first six months of 2025 as compared to 40.8% during the first six months of 2024.

Other operating expenses increased by $119 million, or 10.3%, during the first six months of 2025, as compared to the comparable period of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $93 million, or 38.1% (due to a corresponding increase in membership), during the first six months of 2025, as compared to the comparable period of 2024. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $26 million, or 2.9%. As a percentage of net revenues, other operating expenses increased to 28.3% during the first six months of 2025, as compared to 27.5% during the comparable period of 2024.

Supplies expense increased by $17 million, or 2.4%, during the second quarter of 2025, as compared to the second quarter of 2024. As a percentage of net revenues, supplies expense decreased to 15.4% during the six-month period ended June 30, 2025, as compared to 16.1% during the first six months of 2024.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2025 and 2024. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of recently acquired and/or opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2025		Three months ended June 30, 2024		Six months ended June 30, 2025		Six months ended June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,401,034	100.0%	$2,178,686	100.0%	$4,750,263	100.0%	$4,363,767	100.0%
Operating charges:
Salaries, wages and benefits	937,105	39.0%	859,147	39.4%	1,847,829	38.9%	1,720,694	39.4%
Other operating expenses	757,120	31.5%	655,760	30.1%	1,472,460	31.0%	1,310,743	30.0%
Supplies expense	360,985	15.0%	331,877	15.2%	709,378	14.9%	678,881	15.6%
Depreciation and amortization	96,370	4.0%	94,361	4.3%	191,017	4.0%	184,673	4.2%
Lease and rental expense	24,239	1.0%	24,316	1.1%	49,578	1.0%	48,149	1.1%
Subtotal-operating expenses	2,175,819	90.6%	1,965,461	90.2%	4,270,262	89.9%	3,943,140	90.4%
Income from operations	225,215	9.4%	213,225	9.8%	480,001	10.1%	420,627	9.6%
Interest expense, net	(1,613)	(0.1)%	986	0.0%	649	0.0%	2,286	0.1%
Other (income) expense, net	(916)	(0.0)%	(461)	(0.0)%	(9,183)	(0.2)%	173	0.0%
Income before income taxes	$227,744	9.5%	$212,700	9.8%	$488,535	10.3%	$418,168	9.6%

Three-month periods ended June 30, 2025 and 2024:

During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $222 million, or 10.2%, due to: (i) the $167 million, or 7.9% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $55 million consisting primarily of $43 million of combined net revenues generated during the second quarter of 2025 at two newly constructed and recently opened acute care hospitals, as mentioned above.

Income before income taxes increased by $15 million, or 7%, to $228 million, or 9.5% of net revenues during the second quarter of 2025, as compared to $213 million, or 9.8% of net revenues during the comparable quarter of 2024. The increase resulted primarily from the $41 million, or 19%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by $26 million of other combined net decreases resulting primarily from the pre-tax loss incurred during the second quarter of 2025 at the recently completed and opened Cedar Hill Regional Medical Center.

During the three-month period ended June 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $78 million, or 9.1%. The increase was due primarily to the above-mentioned $47 million increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Other operating expenses increased by $101 million, or 15.5%, during the second quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to the $67 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as the other operating expenses incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Supplies expense increased by $29 million, or 8.8%, during the second quarter of 2025, as compared to the comparable quarter of 2024. The increase was due to the above-mentioned $20 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the second quarter of 2025 at the two above-mentioned newly constructed and recently opened acute care hospitals.

Six-month periods ended June 30, 2025 and 2024:

During the six-month period ended June 30, 2025, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $386 million, or 8.9%, due to: (i) the $303 million, or 7.2% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $83 million consisting primarily of $70 million of combined net revenues generated during the first six months of 2025 at the two above-mentioned newly constructed and recently opened acute care hospitals.

Income before income taxes increased by $70 million, or 17%, to $489 million, or 10.3% of net revenues during the first six months of 2025, as compared to $418 million, or 9.6% of net revenues during the comparable period of 2024. The increase resulted primarily from the $104 million, or 25%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, and $34 million of other combined net decreases resulting primarily from the pre-tax losses incurred during the first six months of 2025 at the above-mentioned West Henderson Hospital and Cedar Hill Regional Medical Center.

During the six-month period ended June 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $127 million, or 7.4%. The increase was due primarily to the above-mentioned $80 million increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Other operating expenses increased by $162 million, or 12.3%, during the first six months of 2025, as compared to the comparable period of 2024. The increase was due primarily to the $119 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as the other operating expenses incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Supplies expense increased by $30 million, or 4.5%, during the first six months of 2025, as compared to the comparable period of 2024. The increase was due to the above-mentioned $17 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2025 and 2024:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	%	2024	%	2025	%	2024	%
Charity care	$217	23%	$200	24%	$486	26%	$417	25%
Uninsured discounts	710	77%	632	76%	1,387	74%	1220	75%
Total uncompensated care	$927	100%	$832	100%	$1,873	100%	$1,637	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2025	2024	2025	2024
Estimated cost of providing charity care	$19	$18	$42	$37
Estimated cost of providing uninsured discounts	63	57	121	109
Estimated cost of providing uncompensated care	$82	$75	$163	$146

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and six-month periods ended June 30, 2025 and 2024.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average licensed beds	24,130	23,861	24,301	24,326	24,114	23,888	24,263	24,353
Average available beds	24,030	23,761	24,201	24,226	24,014	23,788	24,163	24,253
Patient days	1,612,948	1,590,252	1,623,458	1,613,648	3,199,646	3,174,499	3,220,352	3,222,638
Average daily census	17,724.7	17,475.3	17,840.2	17,732.4	17,677.6	17,442.3	17,792.0	17,706.8
Occupancy-licensed beds	73.5%	73.2%	73.4%	72.9%	73.3%	73.0%	73.3%	72.7%
Occupancy-available beds	73.8%	73.5%	73.7%	73.2%	73.6%	73.3%	73.6%	73.0%
Admissions	118,170	117,423	118,974	118,912	235,245	235,831	236,762	238,842
Length of stay	13.6	13.5	13.6	13.6	13.6	13.5	13.6	13.5

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

Our Same Facility basis results reflected on the table below also excludes from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. Prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of May 1, 2024 to conform with current year presentation. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,827,519	100.0%	$1,677,876	100.0%	$3,533,381	100.0%	$3,294,117	100.0%
Operating charges:
Salaries, wages and benefits	974,476	53.3%	890,855	53.1%	1,900,013	53.8%	1,759,511	53.4%
Other operating expenses	330,508	18.1%	307,502	18.3%	651,954	18.5%	621,503	18.9%
Supplies expense	58,183	3.2%	56,777	3.4%	113,562	3.2%	113,486	3.4%
Depreciation and amortization	52,963	2.9%	50,183	3.0%	104,331	3.0%	97,780	3.0%
Lease and rental expense	10,695	0.6%	11,403	0.7%	21,822	0.6%	22,857	0.7%
Subtotal-operating expenses	1,426,825	78.1%	1,316,720	78.5%	2,791,682	79.0%	2,615,137	79.4%
Income from operations	400,694	21.9%	361,156	21.5%	741,699	21.0%	678,980	20.6%
Interest expense, net	1,105	0.1%	1,008	0.1%	2,179	0.1%	2,035	0.1%
Other (income) expense, net	(837)	(0.0)%	(871)	(0.1)%	(1,662)	(0.0)%	(1,547)	(0.0)%
Income before income taxes	$400,426	21.9%	$361,019	21.5%	$741,182	21.0%	$678,492	20.6%

Three-month periods ended June 30, 2025 and 2024:

During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $150 million or 8.9%. Income before income taxes increased by $39 million, or 11%, amounting to $400 million or 21.9% of net revenues during the second quarter of 2025, as compared to $361 million or 21.5% of net revenues during the second quarter of 2024.

During the three-month period ended June 30, 2025, net revenue per adjusted admission increased by 8.6% while net revenue per adjusted patient day increased by 7.8%, as compared to the comparable quarter of 2024. During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.6% and 0.4%, respectively. Patient days at these facilities increased by 1.4% and adjusted patient days increased by 1.2% during the three-month period ended June 30, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.6 days and 13.5 days during the three-month periods ended June 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended June 30, 2025 and 2024.

On a Same Facility basis during the three-month period ended June 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $84 million or 9.4%. The increase during the second quarter of 2025, as compared to the comparable quarter of 2024, was due to a 5.4% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.8% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 53.3% during the second quarter of 2025 as compared to 53.1% during the second quarter of 2024.

Other operating expenses increased by $23 million, or 7.5%, during the second quarter of 2025, as compared to the comparable quarter of 2024. Contributing to the increase was a $3 million loss on sale of assets incurred during the second quarter of 2025, as well as a $4 million, or 18%, increase in the operating expenses of our commercial insurer. As a percentage of net revenues during each quarter, other operating expenses decreased to 18.1% during the second quarter of 2025 as compared to 18.3% during the second quarter of 2024.

Supplies expense increased by $1 million, or 2.5%, during the second quarter of 2025, as compared to the comparable quarter of 2024. As a percentage of net revenues during each quarter, supplies expense decreased to 3.2% during the second quarter of 2025, as compared to 3.4% during the comparable quarter of 2024.

Six-month periods ended June 30, 2025 and 2024:

During the six-month period ended June 30, 2025, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $239 million or 7.3%. Income before income taxes increased by $63 million, or 9.2%, amounting to $741 million or 21.0% of net revenues during the first six months of 2025, as compared to $678 million or 20.6% of net revenues during the first six months of 2024.

During the six-month period ended June 30, 2025, net revenue per adjusted admission increased by 7.9% while net revenue per adjusted patient day increased by 6.8%, as compared to the comparable period of 2024. During the six-month period ended June 30, 2025, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals decreased by 0.2% and 0.6%, respectively. Patient days at these facilities increased by 0.8% and adjusted patient days increased by 0.4% during the six-month period ended June 30, 2025, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.6 days and 13.5 days during the six-month periods ended June 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% and 73% during the six-month periods ended June 30, 2025 and 2024, respectively.

On a Same Facility basis during the six-month period ended June 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $141 million or 8.0%. The increase during the first six months of 2025, as compared to the comparable period of 2024, was due to a 4.2% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.6% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 53.8% during the first six months of 2025 as compared to 53.4% during the first six months of 2024.

Other operating expenses increased by $30 million, or 4.9%, during the first six months of 2025, as compared to the comparable period of 2024. As a percentage of net revenues during each period, other operating expenses decreased to 18.5% during the first six months of 2025 as compared to 18.9% during the first six months of 2024.

Supplies expense remained relatively unchanged during the first six months of 2025 and 2024, comprising 3.2% and 3.4% of net revenues during the six-month periods ended June 30, 2025 and 2024, respectively.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2025 and 2024. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2025		Three months ended June 30, 2024		Six months ended June 30, 2025		Six months ended June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,880,076	100.0%	$1,726,032	100.0%	$3,627,725	100.0%	$3,382,099	100.0%
Operating charges:
Salaries, wages and benefits	977,156	52.0%	895,494	51.9%	1,905,322	52.5%	1,767,690	52.3%
Other operating expenses	383,841	20.4%	351,579	20.4%	747,425	20.6%	698,847	20.7%
Supplies expense	58,401	3.1%	57,084	3.3%	113,848	3.1%	114,008	3.4%
Depreciation and amortization	53,259	2.8%	50,478	2.9%	104,667	2.9%	98,350	2.9%
Lease and rental expense	10,964	0.6%	11,760	0.7%	22,333	0.6%	23,278	0.7%
Subtotal-operating expenses	1,483,621	78.9%	1,366,395	79.2%	2,893,595	79.8%	2,702,173	79.9%
Income from operations	396,455	21.1%	359,637	20.8%	734,130	20.2%	679,926	20.1%
Interest expense, net	1,104	0.1%	1,008	0.1%	2,179	0.1%	2,035	0.1%
Other (income) expense, net	(837)	(0.0)%	(871)	(0.1)%	(1,662)	(0.0)%	(1,547)	(0.0)%
Income before income taxes	$396,188	21.1%	359,500	20.8%	$733,613	20.2%	$679,438	20.1%

Three-month periods ended June 30, 2025 and 2024:

During the three-month period ended June 30, 2025, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $154 million, or 8.9%. The increase was primarily attributable to the above-mentioned $150 million, or 8.9%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $37 million, or 10.2%, to $396 million or 21.1% of net revenues during the second quarter of 2025, as compared to $360 million or 20.8% of net revenues during the second quarter of 2024. The increase in income before income taxes at our behavioral health facilities during the second quarter of 2025, as compared to the comparable quarter of 2024, was primarily attributable to the $39 million, or 10.9% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis.

During the three-month period ended June 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $82 million or 9.1%. The increase was due primarily to the above-mentioned $84 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $32 million, or 9.2%, during the second quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to the above-mentioned $23 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $9 million increase in provider tax assessments.

Supplies expense increased by $1 million, or 2.3%, during the second quarter of 2025, as compared to the comparable quarter of 2024, due to the above-mentioned increase related to our behavioral health facilities, on a Same Facility basis.

Six-month periods ended June 30, 2025 and 2024:

During the six-month period ended June 30, 2025, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $246 million, or 7.3%. The increase was primarily attributable to the above-mentioned $239 million, or 7.3%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $54 million, or 8.0%, to $734 million or 20.2% of net revenues during the first six months of 2025, as compared to $679 million or 20.1% of net revenues during the first six months of 2024. The increase in income before income taxes at our behavioral health facilities during the first six months of 2025, as compared to the comparable period of 2024, was primarily attributable to the $63 million, or 9.2% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by the losses incurred at recently closed facilities.

During the six-month period ended June 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $138 million or 7.8%. The increase was due primarily to the above-mentioned $141 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $49 million, or 7.0%, during the first six months of 2025, as compared to the comparable period of 2024. The increase was due primarily to the above-mentioned $30 million increase related to our behavioral health facilities, on a Same Facility basis, as well as $19 million of other combined net increases consisting primarily of increased provider tax assessments.

Supplies expense remained relatively unchanged during the first six months of 2025 and 2024.

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. Changes resulting from the outcome of the 2024 elections and subsequent legislative and administrative initiatives have included increased scrutiny of Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. Legislation adopted on July 4, 2025 will have the effect of substantially decreasing federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of future policy changes on our operations.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA”) was enacted and its two primary goals were to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. The ACA revised reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The ACA provides for reductions to Medicaid DSH payments which are scheduled to begin in 2026.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the ACA that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration withdrew certain previously issued section 1115 demonstrations aligned with these policies, but Georgia had imposed work and community engagement requirements under a Medicaid demonstration program that launched July 1, 2023. President Trump, more favorable to work and community engagement requirements in his first administration, sought and obtained legislative work and community engagement applicable to a significant percentage of Medicaid program beneficiaries. We anticipate this change will lead to reductions in Medicaid coverage and likely increases in uncompensated care.

On December 14, 2018, a Texas Federal District Court deemed the ACA to be unconstitutional in its entirety. The Court concluded that the ACA mandate that individuals maintain coverage was no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax). The Court also held that because the individual mandate is “essential” to the ACA and is inseverable from the rest of the law, the entire ACA is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the ACA's individual mandate and the entirety of the ACA itself. As a result, the ACA will continue to be law, and the Department of Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the ACA faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was ultimately appealed to the U.S. Supreme Court, which opined in favor of the ACA HIV prevention coverage. The impact of this litigation cannot be predicted.

The ACA also contained provisions aimed at reducing fraud and abuse in healthcare. The ACA amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the ACA also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The ACA provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. In December, 2024, CMS changed the standard for identification of an overpayment and now requires the report and return of an overpayment if a provider or supplier has actual knowledge of the existence of an overpayment or acts in reckless disregard or deliberate ignorance of an overpayment. The ACA also expanded the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The ACA permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital. The ACA also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities. A repeal of the ACA, in whole or in relevant part, may result in physicians being able to expand ownership interest in hospitals.

In addition to legislative changes, the ACA can be significantly impacted by executive branch actions. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of subsidies through 2025 was expected to increase exchange enrollment in future years. However, the Trump administration has already taken steps to undo these Biden-era initiatives, including those intended to increase ACA exchange and Medicaid enrollment.

It remains unclear what portions of the ACA may remain, or whether any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services.

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

In July, 2025, CMS published its IPPS 2026 final payment rule which provides for a 3.3% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered (including a -0.7% productivity adjustment offset), without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.0%. Instead of applying a state-level rural floor budget neutrality adjustment to the wage index, the final rule has applied a uniform, national budget neutrality adjustment to the FY 2026 wage index for the rural floor. Nevada will be subject to a 5.0% reduction in the wage index adjustment as a result of a decrease in the wage index rural floor in that state. Including DSH payments, a decrease to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2026 rule (covering the period of October 1, 2025 through September 30, 2026) will approximate 2.7%.

In August, 2024, CMS published its IPPS 2025 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the ACA are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.8%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2025 rule (covering the period of October 1, 2024 through September 30, 2025) will approximate 1.2%.

In August, 2023, CMS published its IPPS 2024 final payment rule which provides for a 3.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates (including a change in the Medicare Rural Floor calculation), documenting and coding adjustments, and adjustments mandated by the ACA are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 6.6%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, our overall increase from the final IPPS 2024 rule (covering the period of October 1, 2023 through September 30, 2024) was approximately 5.4%.

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

In August, 2025, CMS published its Psych PPS final rule for the federal fiscal year 2026. Under this final rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.5% compared to federal fiscal year 2025. This amount includes the effect of the 3.2% net market basket update which reflects the offset of a 0.7% productivity adjustment. When all of the final patient level adjustments described below as well as proposed wage index values are considered, we estimate that Psych PPS payments will increase by 1.7% in FFY 2026.

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

In July, 2025, CMS issued its OPPS proposed rule for 2026. The hospital market basket increase is 3.2% and the productivity adjustment reduction is 0.8% for a net market basket increase of 2.4%. When other statutorily required adjustments (including a 1.95% reduction for the 340B remedy discussed below) and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2026 will aggregate to a net increase of 0.1%.

Some key changes in the 2026 OPPS proposed rule include:

340B Remedy Recoupment:

CMS is proposing to shorten the 340B Remedy recoupment transition from 16 years to 5 years. A 2023 CMS final rule had implemented a negative OPPS recoupment adjustment of 0.5 percent for approximately 16 years to offset $7.8 billion paid to hospitals for non-drug OPPS payments between 2018 and 2022 – following the US Supreme Court decision overturning the Trump Administration’s 340B reduction policy. CMS now proposes to increase the annual offset of 0.5 percent to 2 percent effective CY 2026 and to remain in effect until the estimated payment reduction reaches $7.8 billion, which CMS estimates will occur in CY 2031.

Eliminating the Inpatient Only (IPO) List:

CMS is proposing to phase out the IPO list over a 3-year period, beginning with removing 285 mostly musculoskeletal procedures for CY 2026. Procedures removed from the IPO list would be exempted from certain medical review activities related to the two-midnight policy for CY 2026 and subsequent years until CMS determines the service or procedure is more commonly performed in the Medicare population in the outpatient setting. We are unable to estimate the potential financial impact of this proposal.

On November 2, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a final rule outlining the remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS published the final rule to remedy the payment rates the Court held were invalid aspects of their past policy and will affect nearly all hospitals paid under the OPPS. As part of the final remedy, CMS will make an adjustment to the update factor to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS will make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS will reduce future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2026 and continuing for 16 years. As discussed above, as noted in the 2026 OPPS proposed rule, CMS is proposing to shorten the recovery period of the $7.8 billion from 17 years to 5 years starting in calendar year 2026 with a 2.0% reduction to non-drug item and service payments.

The estimated impact of this 2.0% reduction on our projected 2026 results of operations related to both Medicare and Medicare Advantage is approximately $13 million.

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

In November, 2022, CMS issued its OPPS final rule for 2023. The hospital market basket increase is 4.1% and the productivity adjustment reduction is -0.3% for a net market basket increase of 3.8%. The final rule provides that in light of the Supreme Court decision in American Hospital Association v. Becerra, CMS applied the default rate, generally average sales price plus 6%, to 340B acquired drugs and biologicals for 2023. During the 2018-2022 time period, we recorded an aggregate of approximately $45 million to $50 million of Medicare revenues related to the prior 340B payment policy. When other statutorily required adjustments and hospital patient service mix are considered, as well as impact of the aforementioned 340B Program policy change, our overall Medicare OPPS update for 2023 aggregated to a net increase of approximately 0.9% which includes a 0.3% increase to behavioral health division partial hospitalization rates.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Tennessee, Massachusetts, Virginia, Mississippi and Florida. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2025 and 2024. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income, as included herein. The "Projected Full Year 2025" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
		Three Months Ended		Six Months Ended
	Projected	June 30,	June 30,	June 30,	June 30,
	Full Year 2025	2025	2024	2025	2024
Texas Supplemental Payment Programs:
Revenues	$325	$49	$56	$96	$119
Provider Taxes	(128)	(19)	(23)	(38)	(49)
Net benefit	$197	$30	$33	$58	$70

Nevada SDP:
Revenues	$353	$88	$67	$175	$133
Provider Taxes	(125)	(31)	(27)	(62)	(54)
Net benefit	$228	$57	$40	$113	$79

Various Other State Programs:
Revenues	$1,029	$315	$218	$522	$391
Provider Taxes	(318)	(84)	(67)	(151)	(126)
Net benefit	$711	$231	$151	$371	$265

Subtotal-Provider Tax Programs:
Revenues	$1,707	$452	$341	$793	$643
Provider Taxes	(571)	(134)	(117)	(251)	(229)
Aggregate net benefit from Provider Tax Programs	$1,136	$318	$224	$542	$414

Texas DSH and Nevada SPA Programs:
Revenues	$47	$12	$11	$24	$23
Provider Taxes	0	0	0	0	0
Net benefit	$47	$12	$11	$24	$23

Total Supplemental Medicaid Programs:
Revenues	$1,754	$464	$352	$817	$666
Provider Taxes	(571)	(134)	(117)	(251)	(229)
Aggregate net benefit from all Supplemental Programs	$1,183	$330	$235	$566	$437

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

CHIRP (including QIF)

On August 1, 2022, CMS approved the Comprehensive Hospital Increase Reimbursement Program ("CHIRP"), with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024. On September 13, 2024, CMS approved the CHIRP program with a pool of $6.5 billion for the rate period September 1, 2024 to August 31, 2025 (with an amended CMS approval on October 1, 2024). A CHIRP preprint for the rate period September 1, 2025 to August 31, 2026 was submitted to CMS. If approved as submitted, this program is estimated to increase reimbursement to our hospitals by approximately $20 million to $23 million.

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

CHIRP payment levels could be reduced materially if our hospitals are not able meet the required APHRIQA pay-for-performance metrics. The Company’s hospitals in this program have met 100% of the applicable APHRIQA pay-for-performance metrics for SFY 2025.

In connection with the Quality Incentive Fund (“QIF”), the results of operations of certain of our acute care hospitals located in Texas included no revenues for the three and six-month periods ended June 30, 2025 and 2024, respectively. QIF revenues are earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

We estimate that these hospitals will be entitled to approximately $31 million of aggregate QIF revenues during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $6 million and $7 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $12 million and $14 million during the six-month periods ended June 30, 2025 and 2024, respectively.

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

In connection with this program, included in our results of operations was approximately $57 million and $40 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $113 million and $79 million during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $229 million during the year ended December 31, 2025. The Nevada SDP for the period of January 1, 2025 through December 31, 2025 has been approved by CMS.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $21 million and $20 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $43 million and $41 million during the six-month periods ended June 30, 2025 and 2024, respectively. In December, 2024, CMS approved the program for the period of January 1, 2025 through December 31, 2025 at rates comparable to the prior year.

We estimate that our net reimbursements pursuant to HRIP will approximate $88 million during the year ended December 31, 2025.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through December 31, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid in advance through December 31, 2024
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid in advance through June 30, 2023

In connection with this program, included in our results of operations was approximately $16 million and $13 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $32 million and $25 million during the six-month periods ended June 30, 2025 and 2024, respectively. During the first quarter of 2025, the Department of Health Care Services submitted a final draft of the Hospital Quality Assurance Fee program 9 fee to CMS for approval for the period January 1, 2025 to December 31, 2025. This submission includes the Managed Care-Directed Payment preprint. We are unable to predict the outcome, amount or timing of any related increase that may result from this submission.

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

In connection with this program, included in our results of operations was approximately $19 million and $16 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $29 million and $27 million was recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $51 million during the year ended December 31, 2025.

Florida Medicaid Managed Care Directed Payment Program (“DPP”) and Low Income Payment (“LIP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. The LIP program provides payment for hospital uncompensated care under the 1115 Medicaid Waiver. For the three and six-month periods ended June 30, 2025 and 2024 no revenue was recorded in connection with the DPP program (substantially all of this DPP revenue is recorded during the fourth quarters of each year). During the three-month period ended June 30, 2025, the Company recorded $9 million in LIP reimbursement (net of provider taxes).

We estimate that our reimbursements pursuant to this DPP and LIP will approximate $57 million during the year ended December 31, 2025. The Florida DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval. The submitted DPP preprint includes a request to increase the size of the program and related DPP add-on payment levels based on a percentage of average commercial rates. If approved as submitted, we estimate the program net benefit could increase by approximately $47 million on an annual basis and would likely be recorded during the fourth quarter of 2025.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $8 million and $9 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $18 million and $19 million was recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $34 million during the year ended December 31, 2025. Approval of these programs for the period of January 1, 2025 to December 31, 2025 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million and $7 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $16 million and $15 million was recorded during the six-month periods ended June 30, 2025 and 2024. CMS has approved this program through September 30, 2025.

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

In connection with this program, included in our results of operations was approximately $5 million and $6 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $12 million and $9 million recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $26 million during the year ended December 31, 2025.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $9 million and $5 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $18 million and $11 million recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $34 million during the year ended December 31, 2025.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $15 million and $13 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $22 million and $20 million was recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $44 million during the year ended December 31, 2025. The Michigan DPP for the period of October 1, 2024 to September 30, 2025 was approved by CMS.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. Subject to CMS approval, the IDHW plans to continue this UPL program through SFY 2025 (July 1, 2024 to June 30, 2025) at payment levels comparable to SFY 2024. In SFY 2026, the IDHW intends to replace the UPL program with a Medicaid managed care state directed payment program. We are unable to predict whether payments levels under the planned new state directed payment program will be comparable to the SFY 2025 UPL payment levels.

In connection with this program, included in our results of operations was approximately $11 million and $19 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $16 million and $22 million recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

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

In connection with this program, included in our results of operations was approximately $14 million and $19 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $26 million and $19 million recorded during the six-month periods ended June 30, 2025 and 2024, respectively.

We estimate that our net reimbursement pursuant to this expanded program will approximate $52 million during the year ended December 31, 2025. The program for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

In connection with this program, included in our results of operations was approximately $10 million during the three-month period ended June 30, 2025 and, approximately $15 million during the six-month period ended June 30, 2025. No revenue was recorded during the three-month or six-month periods ended June 30, 2024.

We estimate that our net reimbursements pursuant to this program will approximate $23 million during the year ended December 31, 2025.

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

In January, 2025, CMS approved the DPP payment increase for the period July 1, 2024 to December 31, 2024, contingent upon CMS' approval of the state's 1115 Medicaid Waiver amendment. In addition, the DPP program for calendar year 2025 (January 1, 2025 to December 31, 2025) was approved by CMS in April, 2025, also contingent upon CMS' approval of the state's 1115 Medicaid Waiver amendment which was approved by CMS in June, 2025.

During the three-month period ending June 30, 2025, we recorded $58 million in net reimbursements from this program, $29 million of which related to the six-month period July 1, 2024 to December 31, 2024. We estimate that our net reimbursements pursuant to this program will approximate $87 million during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $8 million and $7 million during the three-month periods ended June 30, 2025 and 2024, respectively and, approximately $15 million was recorded during both six-month periods ended June 30, 2025 and 2024.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $29 million during year ended December 31, 2025.

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

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $33 million as of June 30, 2025 and $34 million as of December 31, 2024.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million during both three-month periods ended June 30, 2025 and 2024, respectively and, approximately $9 million was recorded during both the six-month periods ended June 30, 2025 and 2024.

We estimate that our net reimbursements pursuant to this program will approximate $18 million during the year ended December 31, 2025.

Legislation Commonly Known as the One Big Beautiful Bill Act ("OBBBA")

The OBBBA was enacted into law on July 4, 2025. This legislation includes material changes to the Medicaid program and other healthcare related programs including but not limited to:

Medicaid State Directed Payments (“SDP”)

•
In states that expanded their Medicaid programs under the ACA ("Expansion States"), the SDP payment rate is capped at 100% of Medicare.
•
For states that did not expand Medicaid under the ACA ("Non-Expansion States"), the SDP rate is capped at 110% of Medicare.
•
These provisions grandfathered SDP programs already in existence or pending approval from CMS. Beginning with the 2028 state fiscal years, SDP provisions pursuant to the OBBBA are being phased in whereby grandfathered payment plans will be reduced by no more than 10% annually until the applicable Medicare rate is reached.

Limits on Provider Taxes

•
Prior law capped Provider Taxes at 6% of net patient revenue. The new law reduces the percentage of revenue that can be taxed as a Provider Tax.
•
The Provider Tax provisions pursuant to the OBBBA are largely being phased in over a 5-year period.
•
In Expansion States, beginning with the 2028 state fiscal years, this percentage will be reduced by 0.5% each year until it reaches 3.5%. In Non-Expansion States, the Provider Tax percentage will remain unchanged.
•
Establishes new discretion for CMS to refuse waivers of Provider Tax uniformity requirement.

Rural Health Transformation Program

•
Establishes a $50 billion rural health grant program for states between fiscal years 2026 and 2030 to be used for payments to rural health facilities. 50% of the fund will go to states equally and 50% will be allocated based on a rural formula determined by the HHS Secretary.
•
Although certain of our hospitals that are designated by CMS as rural may be eligible for reimbursement pursuant to this fund, we are unable to predict if any of our facilities will ultimately qualify for reimbursement and are therefore unable to quantify any potential favorable impact on our future results of operations.

Medicaid Eligibility:

•
Institutes an 80-hour a month work requirement for all Medicaid individuals ages 19-64, with some exceptions.
•
Requires states to conduct eligibility redeterminations at least every 6 months for Medicaid expansion adults effective on or after December 31, 2026.
•
Although we cannot predict the potential unfavorable impact on our future results of operations from these changes to Medicaid eligibility requirements, these changes could reduce the overall number of Medicaid enrollees thereby potentially decreasing our Medicaid revenues (including revenues earned pursuant to various state Medicaid supplemental payment programs) while potentially increasing the level of uncompensated care provided by our facilities.

As noted above, the OBBBA has specific legislative language that will reduce SDP payments as well as limit Provider Taxes used by states to finance the non-federal share of Medicaid supplemental payments. However, certain OBBBA provisions that would impact payment levels could be subject to some interpretation by CMS and related future federal rulemaking such as the definition of an SDP grandfathered program.

Based upon our current projected 2025 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.182 billion, as reflected on the table above in Summary of Various State Medicaid Supplemental Payment Programs, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $360 million to $400 million in 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts.

Other Risk Factors Related To State Supplemental Medicaid Payments:

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

Fee-For-Service Short-Doyle Medi-Cal (“SD/MC”) Hospitals Change In Payment Methodology:

Under the California Medicaid prepaid inpatient health plan program, counties are required to ensure delivery of mental health services utilizing a system of county operated and contract providers. The California Medicaid program has adopted a new reimbursement method for inpatient psychiatric services with an effective date of December 12, 2023, incorporated a cost-based ceiling to negotiated rates. This change may require renegotiation of contracts Company hospitals have had with counties, retroactive to December 12, 2023, and may also impact prospective rate negotiations. New California Medicaid rates could be materially lower than prior payment rates particularly if counties look to limit payment rates to a cost-based methodology rather than a market-based negotiated rate. We are awaiting formal guidance from California as to the manner in which this change will be implemented and whether the reimbursement method will change prospectively. Further, it is uncertain at this time whether and how counties will retroactively apply this change in method retroactively to December 12, 2023, given the previously negotiated payment terms. We are unable to predict with certainty the impact of this SPA at this time. However, under some scenarios, the adverse financial impact could be material.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the ACA (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment. Commencing in federal fiscal year 2026, and continuing through 2028, DSH payments are scheduled to be reduced by $8 billion annually. The American Relief Act, 2025 (HR 10545, Public Law No. 118-158) enacted into law on December 21, 2024 postponed the scheduled ACA Medicaid DSH cuts that were to take effect January 1, 2025 to April 1, 2025. Subsequently H.R.1968 - Full-Year Continuing Appropriations and Extensions Act, 2025 enacted into law on March 15, 2024 further postponed the scheduled ACA Medicaid DSH cuts that were to take effect April 1, 2025 to October 1, 2025.

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

The ACA required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The ACA requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS final rule and FFY 2023 final rule, as discussed above, and as a result of the COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during each of FFY 2022 and FFY 2023. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS removed the budget neutral policy that was in place in FFY 2022 and FFY 2023.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $35 million and $49 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $75 million and $102 million during the six-month periods ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revolving credit facility (a.)	$2,692	$5,324	$4,486	$12,570
Tranche A term loan, extinguished (a.)	-	38,305	-	77,777
Tranche A term loan, 2029 (a.)	16,996	-	34,188	-
$800 million, 2.65% Senior Notes due 2030	5,357	5,357	10,713	10,713
$700 million, 1.65% Senior Notes due 2026	2,931	2,930	5,863	5,862
$500 million, 2.65% Senior Notes due 2032	3,345	3,345	6,690	6,690
$500 million, 4.625% Senior Notes due 2029 (b.)	5,791	-	11,583	-
$500 million, 5.050% Senior Notes due 2034 (c.)	6,352	-	12,704	-
Subtotal-revolving credit, term loan A and Senior Notes	43,464	55,261	86,227	113,612
Amortization of financing fees	1,252	1,258	2,504	2,514
Other combined interest expense	(837)	1,732	2,194	3,844
Capitalized interest on major projects	(8,166)	(8,999)	(14,749)	(17,577)
Interest income	(349)	(353)	(756)	(668)
Interest expense, net	$35,364	$48,899	$75,420	$101,725
(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provides for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of June 30, 2025, had $1.08 billion of aggregate available borrowing capacity, net of $219 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously, utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
(b.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 4.625% Senior Notes due in 2029.
(c.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 5.050% Senior Notes due in 2034.

Interest expense decreased by $14 million, or 28%, during the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. The decrease was due to: (i) a net $12 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.95% during the second quarter of 2025 as compared to 4.84% during the comparable quarter of 2024), as well as a decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.34 billion during the second quarter of 2025 as compared to $4.51 billion during the second quarter of 2024); (ii) a $1 million increase resulting from a decrease in capitalized interest on major projects, and; (iii) a net $3 million decrease in other combined interest expense.

Interest expense decreased by $26 million, or 26%, during the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The decrease was due to: (i) a net $27 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.96% during the first six months of 2025 as compared to 4.90% during the comparable period of 2024), as well as a decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.31 billion during the first six months of 2025 as compared to $4.58 billion during the first six months of 2024); (ii) a $3 million increase resulting from a decrease in capitalized interest on major projects, and; (iii) a net $2 million decrease in other combined interest expense.

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.34 billion and 4.1%, respectively, during the second quarter of 2025, and $4.51 billion and 5.0%, respectively, during the second quarter of 2024. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.31 billion and 4.1%, respectively, during the first six months of 2025, and $4.58 billion and 5.0%, respectively, during the first six months of 2024.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Provision for income taxes	$110,773	$87,676	$209,573	$157,940
Income before income taxes	473,385	382,006	893,813	718,092
Effective tax rate	23.4%	23.0%	23.4%	22.0%

The provision for income taxes increased $23 million during the second quarter of 2025, as compared to the comparable quarter of 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $87 million increase in pre-tax income (consisting of $91 million increase in income before income taxes and a $4 million unfavorable change in the income/loss attributable to noncontrolling interest), and; (ii) a $2 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($0.8 million net benefit recorded during the second quarter of 2025 as compared to $2.5 million during the second quarter of 2024). Excluding the impact of ASU 2019-09, our effective tax rates were 24.0% and 23.9% during the second quarters of 2025 and 2024, respectively.

The provision for income taxes increased $52 million during the first six months of 2025, as compared to the comparable period of 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $171 million increase in pre-tax income (consisting of $176 million increase in income before income taxes and a $5 million unfavorable change in the income/loss attributable to noncontrolling interest), and; (ii) a $10 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($1.3 million net benefit recorded during the six months of 2025 as compared to $11.6 million during the six months of 2024). Excluding the impact of ASU 2019-09, our effective tax rates were 24.0% and 23.9% during the first six months of 2025 and 2024, respectively.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $909 million during the six-month period ended June 30, 2025 and $1.076 billion during the first six months of 2024. The net decrease of $167 million was attributable to the following:

•
a favorable change of $142 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, and losses/gains on sales of assets and businesses;
•
an unfavorable change of $159 million in accounts receivable (contributing to the increase was $58 million of Medicaid directed payment program net reimbursement recorded during the second quarter of 2025 that we expect to receive during the third quarter of 2025, and a combined increase of $35 million during the first six months of 2025 related to two relatively recently opened hospitals in Las Vegas, NV, and Washington, D.C.);
•
an unfavorable change of $83 million in accrued and deferred income taxes;
•
an unfavorable change of $20 million in payments made in settlement of self-insurance claims, net of commercial insurance reimbursements;
•
an unfavorable change of $19 million in other assets and deferred charges, and;
•
$28 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 50 days and 51 days at June 30, 2025 and 2024, respectively.

Net cash used in investing activities

During the first six months of 2025, we used $577 million of net cash in investing activities as follows:

•
$505 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$66 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$8 million spent on the acquisition of businesses and property, and;
•
$3 million received from the sales of assets and businesses.

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

Net cash used in financing activities

During the first six months of 2025, we used $319 million of net cash in financing activities as follows:

•
spent $379 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($332 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($47 million);
•
generated $95 million of additional borrowings as follows: (i) $89 million pursuant to our revolving credit facility, and; (ii) $6 million related to other debt facilities;
•
spent $26 million to pay quarterly cash dividends of $.20 per share;
•
spent $19 million on net repayments of debt as follows: (i) $15 million related to our tranche A term loan facility, and; (ii) $4 million related to other debt facilities;
•
spent $10 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•
received $11 million from the sale of ownership interests to minority members, and;
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

Expected capital expenditures during remainder of 2025

During the full year of 2025, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first six months of 2025 we spent approximately $505 million on capital expenditures and expect to spend approximately $445 million to $595 million during the remainder of 2025.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of June 30, 2025, had $1.08 billion of aggregate available borrowing capacity, net of $219 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.18 billion of outstanding borrowings as of June 30, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at June 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $72 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At June 30, 2025, the carrying value and fair value of our debt were approximately $4.6 billion and $4.4 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 40% as of both June 30, 2025 and December 31, 2024.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.08 billion of available borrowing capacity as of June 30, 2025, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of June 30, 2025, we had combined aggregate principal of $3.0 billion from All the Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$2,384,312	$2,279,988
Noncurrent assets (1)	9,403,250	9,214,924
Current liabilities	1,975,684	1,870,563
Noncurrent liabilities	5,455,707	5,451,167
Due to non-guarantors	912,957	912,958
(1) Includes goodwill of $3,262 million as of June 30, 2025 and December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Six Months Ended	Twelve Months Ended
(in thousands)	June 30, 2025	December 31, 2024
Net revenues	$6,688,094	$12,642,381
Operating charges	5,799,243	11,200,769
Interest expense, net	75,632	248,568
Other (income) expense, net	(14,350)	(3,186)
Net income	$613,593	$920,944

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2025 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2025 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $152 million consisting of: (i) $131 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission.

We are sensitive to reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in certain states.

As described in Sources of Revenue elsewhere in this Report, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Tennessee, Massachusetts, Virginia, Mississippi and Florida. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

We are subject to uncertainties regarding recent legislative changes to Medicaid program.

Legislation adopted on July 4, 2025 (the One Big Beautiful Budget Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities.

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

As reflected below, during the three-month period ended June 30, 2025, we have repurchased approximately 875,000 shares at an aggregate cost of approximately $150.8 million (average price of approximately $172 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended June 30, 2025, 22,592 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2025 through June 30, 2025, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
April, 2025	$-	4,161	—	$0.01	—	$-	$-	—	$643,716
May, 2025	$-	16,563	—	$0.01	—	$-	$-	—	$643,716
June, 2025	$-	876,868	—	$0.01	875,000	$172.40	$150,849	—	$492,867
Total April through June, 2025	$-	897,592	—	$0.01	875,000	172.40	$150,849

Dividends

During the quarter ended June 30, 2025, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2025	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)