Form 10-Q
period 2025-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2025-11-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2025:

Class A	6,574,600
Class B	55,233,701
Class C	661,688
Class D	12,497

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2025. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$4,495,245	$3,963,027	$12,878,781	$11,714,213
Operating charges:
Salaries, wages and benefits	2,071,898	1,912,308	6,037,953	5,611,304
Other operating expenses	1,294,721	1,090,197	3,563,039	3,165,483
Supplies expense	414,583	390,250	1,236,249	1,181,886
Depreciation and amortization	155,060	149,567	455,409	438,050
Lease and rental expense	37,295	36,540	109,348	108,165
	3,973,557	3,578,862	11,401,998	10,504,888
Income from operations	521,688	384,165	1,476,783	1,209,325
Interest expense, net	38,431	44,660	113,851	146,385
Other (income) expense, net	(13,629)	(2,028)	(27,767)	3,315
Income before income taxes	496,886	341,533	1,390,699	1,059,625
Provision for income taxes	117,781	75,623	327,354	233,563
Net income	379,105	265,910	1,063,345	826,062
Less: Net income (loss) attributable to noncontrolling interests	6,148	7,196	20,490	16,362
Net income attributable to UHS	$372,957	$258,714	$1,042,855	$809,700

Basic earnings per share attributable to UHS	$5.92	$3.89	$16.27	$12.11
Diluted earnings per share attributable to UHS	$5.86	$3.80	$16.07	$11.88

Weighted average number of common shares - basic	62,974	66,537	64,100	66,873
Add: Other share equivalents	689	1,571	797	1,297
Weighted average number of common shares and equivalents - diluted	63,663	68,108	64,897	68,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$379,105	$265,910	$1,063,345	$826,062
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,020)	29,221	41,128	29,155
Other	-	-	-	17
Other comprehensive income (loss) before tax	(9,020)	29,221	41,128	29,172
Income tax expense (benefit) related to items of other comprehensive income (loss)	446	(140)	46	288
Total other comprehensive (loss) income, net of tax	(9,466)	29,361	41,082	28,884
Comprehensive income	369,639	295,271	1,104,427	854,946
Less: Comprehensive income (loss) attributable to noncontrolling interests	6,148	7,196	20,490	16,362
Comprehensive income attributable to UHS	$363,491	$288,075	$1,083,937	$838,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$112,895	$125,983
Accounts receivable, net	2,585,335	2,177,751
Supplies	226,655	220,940
Other current assets	333,077	291,614
Total current assets	3,257,962	2,816,288

Property and equipment	13,449,399	12,643,283
Less: accumulated depreciation	(6,476,366)	(6,071,058)
	6,973,033	6,572,225
Other assets:
Goodwill	3,989,370	3,932,879
Deferred income taxes	145,319	118,449
Right of use assets-operating leases	382,430	418,719
Deferred charges	9,363	9,404
Other	586,447	601,785
Total Assets	$15,343,924	$14,469,749

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$740,186	$40,059
Accounts payable and other liabilities	2,332,418	2,081,479
Operating lease liabilities	73,334	74,649
Federal and state taxes	13,252	14,219
Total current liabilities	3,159,190	2,210,406

Other noncurrent liabilities	589,854	655,806
Operating lease liabilities noncurrent	346,467	376,239
Long-term debt	3,950,934	4,464,482

Redeemable noncontrolling interests	66,982	13,293

Equity:
UHS common stockholders’ equity	7,169,693	6,666,207
Noncontrolling interest	60,804	83,316
Total equity	7,230,497	6,749,523
Total Liabilities and Stockholders’ Equity	$15,343,924	$14,469,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,982	—	3,983	—	3,983
Repurchased, including excise tax	—	—	(14)	—	—	—	(239,659)	—	(239,673)	—	(239,673)
Restricted share-based compensation expense	—	—	—	—	—	—	16,410	—	16,410	—	16,410
Dividends paid and accrued	—	—	—	—	—	(12,689)	—	—	(12,689)	—	(12,689)
Stock option expense	—	—	—	—	—	—	8,123	—	8,123	—	8,123
Reclass of noncontrolling interests to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Change in redemption amount of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(789)	(789)
Purchase (sale) of ownership interests by (from) minority members	4,403	—	—	—	—	—	—	—	—	2,989	2,989
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,010	—	—	—	—	—	372,957	—	372,957	3,139	376,096
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(9,466)	(9,466)	—	(9,466)
Subtotal - comprehensive income	3,010	—	—	—	—	—	372,957	(9,466)	363,491	3,139	366,630
Balance, September 30, 2025	$66,982	$66	$551	$7	$0	$(752,772)	$7,873,558	$48,283	$7,169,693	$60,804	$7,230,497

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	9	—	—	—	12,289	—	12,298	—	12,298
Repurchased, including excise tax	—	—	(35)	—	—	—	(620,728)	—	(620,763)	—	(620,763)
Restricted share-based compensation expense	—	—	—	—	—	—	43,722	—	43,722	—	43,722
Dividends paid and accrued	—	—	—	—	—	(39,067)	—	—	(39,067)	—	(39,067)
Stock option expense	—	—	—	—	—	—	25,671	—	25,671	—	25,671
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(8,016)	(8,016)
Purchase (sale) of ownership interests by (from) minority members	8,635	—	—	—	—	—	—	—	—	10,150	10,150
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	6,614	—	—	—	—	—	1,042,855	—	1,042,855	13,877	1,056,732
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	41,082	41,082	—	41,082
Subtotal - comprehensive income	6,614	—	—	—	—	—	1,042,855	41,082	1,083,937	13,877	1,097,814
Balance, September 30, 2025	$66,982	$66	$551	$7	$0	$(752,772)	$7,873,558	$48,283	$7,169,693	$60,804	$7,230,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2024

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2024	$5,418	$66	$594	$7	$0	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,634	—	3,637	—	3,637
Repurchased, including excise tax	—	—	(8)	—	—	—	(184,131)	—	(184,139)	—	(184,139)
Restricted share-based compensation expense	—	—	—	—	—	—	12,867	—	12,867	—	12,867
Dividends paid and accrued	—	—	—	—	—	(13,472)	—	—	(13,472)	—	(13,472)
Stock option expense	—	—	—	—	—	—	13,356	—	13,356	—	13,356
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(702)	(702)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,668	3,668
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	205	—	—	—	—	—	258,714	—	258,714	6,991	265,705
Other	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	29,361	29,361	—	29,361
Subtotal - comprehensive income	205	—	—	—	—	—	258,714	29,361	288,075	6,991	295,066
Balance, September 30, 2024	$5,623	$66	$589	$7	$0	$(700,487)	$7,267,348	$38,173	$6,605,696	$75,390	$6,681,086

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$0	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted)	—	—	11	—	—	—	11,020	—	11,031	—	11,031
Repurchased, including excise tax	—	—	(21)	—	—	—	(424,056)	—	(424,077)	—	(424,077)
Restricted share-based compensation expense	—	—	—	—	—	—	30,746	—	30,746	—	30,746
Dividends paid and accrued	—	—	—	—	—	(40,597)		—	(40,597)	—	(40,597)
Stock option expense	—	—	—	—	—	—	41,025	—	41,025	—	41,025
Distributions to noncontrolling interests	(649)	—	—	—	—	—	—	—	—	(5,142)	(5,142)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	17,537	17,537
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	1,081	—	—	—	—	—	809,700	—	809,700	15,281	824,981
Other		—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	28,867	28,867	—	28,867
Subtotal - comprehensive income	1,081	—	—	—	—	—	809,683	28,884	838,567	15,281	853,848
Balance, September 30, 2024	$5,623	$66	$589	$7	$0	$(700,487)	$7,267,348	$38,173	$6,605,696	$75,390	$6,681,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,063,345	$826,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	455,409	438,050
Loss (gain) on sales of assets and businesses	2,833	(5,124)
Costs related to extinguishment of debt	-	3,158
Stock-based compensation expense	70,586	72,727
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(294,210)	11,703
Accrued interest	7,052	(1,762)
Accrued and deferred income taxes	(39,287)	(10,949)
Other working capital accounts	20,415	1,329
Other assets and deferred charges	(29,629)	(5,621)
Other, net	19,114	25,732
Accrued insurance expense, net of commercial premiums paid	177,054	175,104
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(162,978)	(121,745)
Net cash provided by operating activities	1,289,704	1,408,664

Cash Flows from Investing Activities:
Property and equipment additions	(733,932)	(697,865)
Proceeds received from sales of assets and businesses	2,980	30,219
Acquisition of businesses and property	(47,772)	0
Outflows from foreign exchange contracts that hedge our net U.K. investment	(49,351)	(35,667)
Costs incurred for purchase and development of enterprise resource planning application	(18,676)	0
Decrease in capital reserves of commercial insurance subsidiary	100	197
Net cash used in investing activities	(846,651)	(703,116)

Cash Flows from Financing Activities:
Repayments of long-term debt	(27,791)	(2,471,515)
Additional borrowings	208,986	2,210,248
Financing costs	(382)	(9,992)
Repurchase of common shares	(615,941)	(420,588)
Dividends paid	(38,902)	(40,302)
Issuance of common stock	12,119	10,864
Profit distributions to noncontrolling interests	(10,409)	(5,791)
Purchase (sale) of ownership interests by (from) minority member	18,728	8,959
Net cash used in financing activities	(453,592)	(718,117)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,390	2,696

Decrease in cash, cash equivalents and restricted cash	(8,149)	(9,873)
Cash, cash equivalents and restricted cash, beginning of period	224,752	214,470
Cash, cash equivalents and restricted cash, end of period	$216,603	$204,597

Supplemental Disclosures of Cash Flow Information:
Interest paid	$103,050	$144,378
Income taxes paid, net of refunds	$355,968	$236,975
Noncash purchases of property and equipment	$146,650	$87,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2025. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2025, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2025 at the same rate in place for 2024, 2023 and 2022, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.4 million during each of the three-month periods ended September, 2025 and 2024, and approximately $4.2 million and $4.1 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $260,000 and $300,000 during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $828,000 and $914,000 during the nine-month periods ended September 30, 2025 and 2024, respectively, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $583,000 and $575,000 during the three-month periods ended September 30, 2025 and 2024, respectively, and $1.7 million during each of the nine-month periods ended September 30, 2025 and 2024, respectively. The carrying value of our investment in the Trust was $4.8 million and $5.8 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $30.8 million at September 30, 2025 and $29.3 million at December 31, 2024, based on the closing price of the Trust’s stock on the respective dates.

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

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three-month periods ended September 30, 2025 and 2024 and approximately $16 million during each of the nine-month periods ended September 30, 2025 and 2024.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with the Trust in 2021, related to Aiken Regional Medical Center ("Aiken") and Canyon Creek Behavioral Health ("Canyon Creek"), our consolidated balance sheets at September 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $71 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to Aiken and Canyon Creek, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.9 million, $2.8 million and $2.7 million during 2025, 2024 and 2023, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of September 30, 2025:

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

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. The Trust intends to develop, construct and own the real property of Palm Beach Garden Medical Plaza I, a MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the third quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which is scheduled to be completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB is expected to commence in November, 2025.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also, in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $62 million as of September 30, 2025 and $47 million as of December 31, 2024. Any change in market value of our Premier shares since December 31, 2024 is recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and nine-month periods ended September 30, 2025.

Additionally, we received cash dividends from Premier amounting to approximately $470,000 during both three-month periods ended September 30, 2025 and 2024, respectively, and approximately $1.4 million during both the nine-month periods ended September 30, 2025 and 2024, respectively, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel to Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

As of September 30, 2025, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 30%, 20%, 25%, and 48% in five behavioral health care facilities located in Arizona, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 25% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $61 million and $67 million, respectively, as of September 30, 2025, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of September 30, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

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

(4) Treasury

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of September 30, 2025, had $965 million of aggregate available borrowing capacity, net of $332 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.17 billion of outstanding borrowings as of September 30, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.46 billion and 4.1%, respectively, during the third quarter of 2025, and $4.34 billion and 4.8%, respectively, during the third quarter of 2024. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.36 billion and 4.1%, respectively, during the first nine months of 2025, and $4.50 billion and 5.0%, respectively, during the first nine months of 2024.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at September 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $71 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At September 30, 2025, the carrying value and fair value of our debt were approximately $4.7 billion and $4.5 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.7 billion total debt outstanding as of September 30, 2025, are as follows: (i) $740 million due during the next 12 months; (ii) $42 million due during months 13 to 24; (iii) $72 million due during months 25 to 36; (iv) $1.40 billion due during months 37 to 48; (v) $510 million due during months 49 to 60, and; (vi) $1.93 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $49 million and $36 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$18,571	$(43,490)	$(48,943)	$(35,289)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2025	2024	2024
Cash and cash equivalents	$112,895	$106,077	$125,983
Restricted cash (a)	103,708	98,520	98,769
Total cash, cash equivalents and restricted cash	$216,603	$204,597	$224,752

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$120,968	Other noncurrent assets	$120,968
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	62,069	Other noncurrent assets	62,069
Deferred compensation assets	53,883	Other noncurrent assets	53,883
Foreign currency forward exchange contracts	979	Other current assets		979
	$240,105		$236,920	$3,185	-
Liabilities:
Deferred compensation liability	53,883	Other noncurrent liabilities	53,883
	$53,883		$53,883	$-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,399	Other noncurrent assets	$115,399
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	47,333	Other noncurrent assets	47,333
Deferred compensation assets	49,222	Other noncurrent assets	49,222
Foreign currency forward exchange contracts	572	Other current assets		572
	$214,732		$211,954	$2,778	-
Liabilities:
Deferred compensation liability	49,222	Other noncurrent liabilities	49,222
	$49,222		$49,222	$-	-

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

As of September 30, 2025, the total net accrual for our self-insured professional and general liability claims was $489 million, of which $100 million was included in current liabilities. As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserve for self-insured professional and general liability claims amounting to approximately $35 million recorded during the three and nine-months ended September 30, 2025 and approximately $30 million and $44 million during the three and nine-months periods ended September 30, 2024. For the full year 2024 we recorded $79 million. All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

As of September 30, 2025, the total accrual for our workers’ compensation liability claims was $149 million, $64 million of which was included in current liabilities. As of December 31, 2024, the total accrual for our workers’ compensation liability claims was $137 million, $58 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection

Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial of the first three plaintiffs, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of September 30, 2025, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $147 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). Pursuant to the agreements, on behalf of the District, we served as manager for development and construction of the District Facilities, which were funded entirely by the District. The District Facilities had an aggregate cost of approximately $417 million, substantially all of which has been incurred as of September 30, 2025. Construction of the acute care hospital (Cedar Hill Regional Medical Center) was completed and the hospital opened on April 15, 2025.

We are leasing the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital.

Additionally, we have committed to expend no less than $75 million (approximately $21 million of which has been incurred as of September 30, 2025), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the action during trial. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

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

St. Mary’s Medical Group, Inc. et. al. v. Pinnacle Medical Group, Northern Nevada, et. al.

UHS of Delaware, Inc., the wholly-owned administrative services subsidiary of the Company is a defendant in a lawsuit filed in Washoe County, Nevada, along with Pinnacle Management Group NV, LLC ("Pinnacle Medical Group", in which a subsidiary of the Company holds a 50% interest) and several individuals. The Company was previously dismissed from the lawsuit. The lawsuit contains allegations of intentional interference with contractual relationships and prospective economic advantage resulting from the departure of several physicians and advance practice providers from St. Mary’s Medical Group in Reno, Nevada, who joined Pinnacle Medical Group in 2021.

A trial of this matter was concluded on September 26, 2025, with a verdict rendered against UHS of Delaware, Inc. and the other defendants for approximately $4.7 million in compensatory damages. The jury also awarded punitive damages against UHS of Delaware, Inc. of $500 million and lesser amounts against some of the other defendants. Based upon Nevada statutory law, we expect the punitive damages to be reduced to a maximum of approximately $14 million. We also believe that recent Nevada Supreme Court precedent could further reduce the amount of punitive damages.

UHS of Delaware, Inc. and the other defendants are evaluating all legal options and intend to challenge this verdict in post-judgment trial court proceedings and on appeal. Although we are uncertain as to the ultimate financial exposure related to this matter and we can make no assurance regarding its outcome, or the amount of damages that may be recoverable after post-judgment proceedings and appeals, during the third quarter of 2025, we recorded an $18 million legal reserve in connection with this matter. If we are unsuccessful in reversing the verdict, or significantly reducing the level of damages, or we are required to post a substantial bond pending appeal, this matter could have a material adverse effect on the financial condition of the Company.

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

Three Months Ended September 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,630,065	$1,860,259	$4,490,324

Reconciliation of Net Revenue
Non-segment revenue			4,921
Total Net Revenue			$4,495,245

Salaries, wages and benefits	$973,680	$995,570
Other segment item operating expenses (a)	1,258,986	462,131
Depreciation and amortization expense	97,389	55,294
Interest (income) expense, net	528	1,265
Other (income) expense, net	(623)	733
Reportable segment income before income taxes	$300,105	$345,266	$645,371

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			4,921
Non-segment operating expenses (b)			130,507
Non-segment interest expense, net			36,638
Non-segment other (income) expense, net			(13,739)
Income before income taxes			$496,886

Nine Months Ended September 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$7,380,328	$5,487,984	$12,868,312

Reconciliation of Net Revenue
Non-segment revenue			10,469
Total Net Revenue			$12,878,781

Salaries, wages and benefits	$2,821,509	$2,900,892
Other segment item operating expenses (a)	3,490,402	1,345,738
Depreciation and amortization expense	288,406	159,961
Interest (income) expense, net	1,177	3,444
Other (income) expense, net	(9,806)	(929)
Reportable segment income before income taxes	$788,640	$1,078,878	$1,867,518

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			10,469
Non-segment operating expenses (b)			395,090
Non-segment interest expense, net			109,230
Non-segment other (income) expense, net			(17,032)
Income before income taxes			$1,390,699

Three Months Ended September 30, 2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total

Net revenue from reportable segments	$2,253,819	$1,706,612	$3,960,431

Reconciliation of Net Revenue
Non-segment revenue			2,596
Total Net Revenue			$3,963,027

Salaries, wages and benefits	$899,375	$914,477
Other segment item operating expenses (a)	1,058,086	422,609
Depreciation and amortization expense	94,747	52,227
Interest expense, net	1,077	1,041
Other expense (income), net	(527)	(861)
Reportable segment income before income taxes	$201,061	$317,119	$518,180

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,596
Non-segment operating expenses (b)			137,341
Non-segment interest expense, net			42,542
Non-segment other (income) expense, net			(640)
Income before income taxes			$341,533

Nine Months Ended September 30, 2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$6,617,586	$5,088,711	$11,706,297

Reconciliation of Net Revenue
Non-segment revenue			7,916
Total Net Revenue			$11,714,213

Salaries, wages and benefits	$2,620,069	$2,682,167
Other segment item operating expenses (a)	3,095,859	1,258,743
Depreciation and amortization expense	279,420	150,577
Interest expense, net	3,363	3,076
Other expense (income), net	(354)	(2,408)
Reportable segment income before income taxes	$619,229	$996,556	$1,615,785

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			7,916
Non-segment operating expenses (b)			418,053
Non-segment interest expense, net			139,946
Non-segment other (income) expense, net			6,077
Income before income taxes			$1,059,625

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $264 million and $230 million for the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $738 million and $651 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic and Diluted:
Net income attributable to UHS	$372,957	$258,714	$1,042,855	$809,700
Less: Net income attributable to unvested restricted share grants	-	-	-	(50)
Net income attributable to UHS – basic and diluted	$372,957	$258,714	$1,042,855	$809,650

Weighted average number of common shares - basic	62,974	66,537	64,100	66,873
Net effect of dilutive stock options and grants based on the treasury stock method	689	1,571	797	1,297
Weighted average number of common shares and equivalents - diluted	63,663	68,108	64,897	68,170
Earnings per basic share attributable to UHS:	$5.92	$3.89	$16.27	$12.11
Earnings per diluted share attributable to UHS:	$5.86	$3.80	$16.07	$11.88

The “Net effect of dilutive stock options and grants based on the treasury stock method” for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 6,000 for the three-months ended September 30, 2025 and 7,000 for the nine-months ended September 30, 2025. There were no excluded weighted-average stock options for the three-months ended September 30, 2024 and totaled 799,000 for the nine-months ended September 30, 2024. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September, 2025 and 2024, pre-tax compensation costs of $8.1 million and $13.4 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2025 and 2024, pre-tax compensation costs of $25.7 million and $41.0 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2025 and 2024, pre-tax compensation costs of approximately $16.4 million and $12.9 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the nine-month periods ended September 30, 2025 and 2024, pre-tax compensation costs of $43.7 million and $30.7 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units.

As of September, 2025 there was approximately $174.4 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.5 years. There were an aggregate of 554,065 restricted units, net of cancellations, granted during the first nine months of 2025 under the 2020 Stock Incentive Plan, including 61,251 performance based restricted stock units, with a weighted-average grant date fair value of $178.25 per share. The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $70.6 million and $72.7 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

(9) Dispositions and acquisitions

Nine-month period ended September 30 2025:

Acquisitions:

During the first nine months of 2025, we spent $48 million on the acquisition of behavioral health care businesses and property located in the United Kingdom.

Divestitures:

During the first nine months of 2025, we received $3 million from the sales of assets and businesses.

Nine-month period ended September 30 2024:

Acquisitions:

During the first nine months of 2024, there were no acquisitions.

Divestitures:

During the first nine months of 2024, we received $30 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $12.5 million, or $.20 per share, during the third quarter of 2025 and $13.3 million, or $.20 per share, during the third quarter of 2024. We declared and paid dividends of $38.9 million, or $.60 per share, during the nine-month period ended September 30, 2025 and $40.3 million, or $.60 per share, during the nine-month period ended September 30, 2024.

(11) Income Taxes

Our effective income tax rates were 23.7% and 22.1% during the three-month periods ended September 30, 2025, and 2024, respectively, and 23.5% and 22.0% during the nine-month periods ended September 30, 2025, and 2024, respectively. The increase in our effective tax rates during the three and nine-months ended September 30, 2025, as compared with the comparable periods in 2024, was primarily due to unfavorable changes in tax benefit from employee share-based payments, net of the impact of executive compensation limitations pursuant to IRC section 162(m), amounting to $3 million and $14 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of corporate income tax law changes, was signed into law in the United States. The OBBBA includes law changes related to bonus depreciation, the expensing of domestic research costs, certain U.S. international tax rules and other modifications. There is no material impact on our estimated annual effective tax rate in 2025. The majority of the tax law changes will take effect starting in 2026.

As of January 1, 2025, our unrecognized tax benefits were approximately $2 million. During the nine months ended September 30, 2025, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2025, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2021 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of May 1, 2024 to conform with current year presentation.

	For the three months ended September 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$374,814	14%	$85,769	5%		$460,583	10%
Managed Medicare	404,619	15%	111,992	6%		516,611	11%
Medicaid	451,867	17%	314,398	17%		766,265	17%
Managed Medicaid	180,592	7%	447,340	24%		627,932	14%
Managed Care (HMO and PPOs)	831,058	32%	410,763	22%		1,241,821	28%
UK Revenue	0	0%	264,486	14%		264,486	6%
Other patient revenue and adjustments, net	151,144	6%	167,871	9%		319,015	7%
Other non-patient revenue	235,971	9%	57,640	3%	4,921	298,532	7%
Total Net Revenue	$2,630,065	100%	$1,860,259	100%	$4,921	4,495,245	100%

	For the nine months ended September 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,141,829	15%	$236,040	4%		$1,377,869	11%
Managed Medicare	1,236,634	17%	319,448	6%		1,556,082	12%
Medicaid	983,889	13%	953,404	17%		1,937,293	15%
Managed Medicaid	509,186	7%	1,341,183	24%		1,850,369	14%
Managed Care (HMO and PPOs)	2,421,837	33%	1,232,638	22%		3,654,475	28%
UK Revenue	0	0%	738,460	13%		738,460	6%
Other patient revenue and adjustments, net	447,484	6%	491,658	9%		939,142	7%
Other non-patient revenue	639,469	9%	175,153	3%	10,469	825,091	6%
Total Net Revenue	$7,380,328	100%	$5,487,984	100%	$10,469	$12,878,781	100%

	For the three months ended September 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$323,015	14%	$80,599	5%		$403,614	10%
Managed Medicare	362,961	16%	106,753	6%		469,714	12%
Medicaid	299,147	13%	260,212	15%		559,359	14%
Managed Medicaid	157,435	7%	419,890	25%		577,325	15%
Managed Care (HMO and PPOs)	726,227	32%	399,791	23%		1,126,018	28%
UK Revenue	0	0%	230,153	13%		230,153	6%
Other patient revenue and adjustments, net	118,193	5%	154,818	9%		273,011	7%
Other non-patient revenue	266,841	12%	54,396	3%	2,596	323,833	8%
Total Net Revenue	$2,253,819	100%	$1,706,612	100%	$2,596	$3,963,027	100%

	For the nine months ended September 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,010,737	15%	$233,188	5%		$1,243,925	11%
Managed Medicare	1,106,470	17%	305,411	6%		1,411,881	12%
Medicaid	774,586	12%	800,966	16%		1,575,552	13%
Managed Medicaid	471,344	7%	1,257,645	25%		1,728,989	15%
Managed Care (HMO and PPOs)	2,131,280	32%	1,224,893	24%		3,356,173	29%
UK Revenue	0	0%	650,655	13%		650,655	6%
Other patient revenue and adjustments, net	375,727	6%	449,043	9%		824,770	7%
Other non-patient revenue	747,442	11%	166,910	3%	7,916	922,268	8%
Total Net Revenue	$6,617,586	100%	$5,088,711	100%	$7,916	$11,714,213	100%

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

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2025 and 2024 are as follows (in thousands):

	Nine months ended September 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101,970	$99,526
Operating cash flows from finance leases	$2,646	$2,756
Financing cash flows from finance leases	$1,855	$3,167

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,148	$50,696
Finance leases	$1,410	$8,441

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 30, 2025, we owned and/or operated 374 inpatient facilities and 156 outpatient and other facilities located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico. We have changed the method of our outpatient behavioral health care facility counts during the third quarter of 2025 and substantially all of the increase from prior periods relates to that change in convention.

Our facilities include the following:

Acute care facilities located in the U.S.:

•
29 inpatient acute care hospitals;
•
34 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (345 inpatient facilities and 111 outpatient facilities):

Located in the U.S.:

•
182 inpatient behavioral health care facilities, and;
•
102 outpatient behavioral health care facilities.

Located in the U.K.:

•
160 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.
•
7 outpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 59% and 57% of our consolidated net revenues during the three-month periods ended September 30, 2025 and 2024, respectively, and 57% of our consolidated net revenues during each of the nine-month periods ended September 30, 2025 and 2024.

Net revenues from our behavioral health care facilities and commercial health insurer accounted for 41% and 43% of our consolidated net revenues during the three-month periods ended September 30, 2025 and 2024, respectively, and 43% our consolidated net revenues during each of the nine-month periods ended September 30, 2025 and 2024.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $264 million and $230 million during the three-month periods ended September 30, 2025 and 2024, respectively, and $738 million and $651 million during the nine-month periods ended September 30, 2025 and 2024, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.532 billion as of September 30, 2025 and $1.358 billion as of December 31, 2024.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Part 1, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Washington, D.C., Illinois, Pennsylvania, Kentucky, Tennessee, Virginia, Massachusetts, Michigan, Florida, Mississippi and Washington. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
•
legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. Extension of the tax credits is currently the subject of United States Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities;
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
•
in our acute care segment, we have experienced a significant increase in hospital based physician related expenses, especially in the areas of emergency room care, anesthesiology and radiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations;
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
•
the Full-Year Continuing Appropriations and Extensions Act, 2025 extended appropriations to federal agencies for continuing projects and activities through September 30, 2025. In the past several years political disputes concerning authorization of a federal budget have led to shutdown of substantial portions of the federal government and other federal budget authorization delays have occurred. Currently, the United States Congress has failed to approve a federal budget for federal fiscal year 2026 and a federal shutdown began on October 1, 2025. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future legislation halting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by the federal government shutdown;
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
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, including, but not limited to, the jury verdict returned against Cumberland Hospital for Children and Adolescents located in New Kent, Virginia, an indirect subsidiary of ours, and the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours;
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

Legislation adopted on July 4, 2025 attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditures and the legislation also places limits on provider taxes used to increase federal Medicaid funding to states. In addition, insurance exchange subsidies are scheduled to expire later this year which could unfavorably impact insurance exchange enrollment. Extension of these subsidies is currently the subject of Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. As these provisions become effective over the next several years, they may be expected to reduce our revenues and likely increase the level of uncompensated care provided by our facilities. Please see Sources of Revenue below for additional disclosure related to Medicaid supplemental payment programs in various states in which we operate.

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

Financial results for the three-month periods ended September 30, 2025 and 2024:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,495,245	100.0%	$3,963,027	100.0%
Operating charges:
Salaries, wages and benefits	2,071,898	46.1%	1,912,308	48.3%
Other operating expenses	1,294,721	28.8%	1,090,197	27.5%
Supplies expense	414,583	9.2%	390,250	9.8%
Depreciation and amortization	155,060	3.4%	149,567	3.8%
Lease and rental expense	37,295	0.8%	36,540	0.9%
Subtotal-operating expenses	3,973,557	88.4%	3,578,862	90.3%
Income from operations	521,688	11.6%	384,165	9.7%
Interest expense, net	38,431	0.9%	44,660	1.1%
Other (income) expense, net	(13,629)	(0.3)%	(2,028)	(0.1)%
Income before income taxes	496,886	11.1%	341,533	8.6%
Provision for income taxes	117,781	2.6%	75,623	1.9%
Net income	379,105	8.4%	265,910	6.7%
Less: Income (loss) attributable to noncontrolling interests	6,148	0.1%	7,196	0.2%
Net income attributable to UHS	$372,957	8.3%	$258,714	6.5%

Net revenues increased by 13.4%, or $532 million, to $4.495 billion during the three-month period ended September 30, 2025, as compared to $3.963 billion during the third quarter of 2024. The net increase was primarily attributable to: (i) a $431 million, or 11.3%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $101 million, consisting primarily of $58 million of combined net revenues generated during the third quarter of 2025 at two newly constructed acute care hospitals located in Las Vegas, Nevada (West Henderson Hospital which opened during the fourth quarter of 2024), and Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025). Included in the $431 million of increased net revenues, on a Same Facility basis, during the third quarter of 2025, as compared to the comparable quarter of 2024, was $90 million recorded during the third quarter of 2025 in connection with a recently approved Medicaid state directed payment program in Washington, D.C. covering the period of October 1, 2024 through September 30, 2025.

Income before income taxes (before income attributable to noncontrolling interests) increased by $155 million, or 46%, to $497 million during the three-month period ended September 30, 2025 as compared to $342 million during the third quarter of 2024. The net increase was due to:

•
an increase of $99 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $28 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
an increase of $10 million from an increase in the market value of certain equity securities;
•
an increase of $6 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•
a $12 million other combined net increase.

Net income attributable to UHS increased by $114 million, or 44%, to $373 million during the three-month period ended September 30, 2025, as compared to $259 million during the third quarter of 2024. This increase was primarily attributable to:

•
a $155 million increase in income before income taxes, as discussed above;
•
a decrease of $42 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $155 million increase in income before income taxes, and; (ii) a $3 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with "ASU 2016-09", Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, net of the impact of executive compensation limitations pursuant to IRC section 162(m) ($0.6 million net benefit recorded during the third quarter of 2025 as compared to $3.9 million during the third quarter of 2024).

Financial results for the nine-month periods ended September 30, 2025 and 2024:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$12,878,781	100.0%	$11,714,213	100.0%
Operating charges:
Salaries, wages and benefits	6,037,953	46.9%	5,611,304	47.9%
Other operating expenses	3,563,039	27.7%	3,165,483	27.0%
Supplies expense	1,236,249	9.6%	1,181,886	10.1%
Depreciation and amortization	455,409	3.5%	438,050	3.7%
Lease and rental expense	109,348	0.8%	108,165	0.9%
Subtotal-operating expenses	11,401,998	88.5%	10,504,888	89.7%
Income from operations	1,476,783	11.5%	1,209,325	10.3%
Interest expense, net	113,851	0.9%	146,385	1.2%
Other (income) expense, net	(27,767)	(0.2)%	3,315	0.0%
Income before income taxes	1,390,699	10.8%	1,059,625	9.0%
Provision for income taxes	327,354	2.5%	233,563	2.0%
Net income	1,063,345	8.3%	826,062	7.1%
Less: Income (loss) attributable to noncontrolling interests	20,490	0.2%	16,362	0.1%
Net income attributable to UHS	$1,042,855	8.1%	$809,700	6.9%

Net revenues increased by 9.9%, or $1.165 billion, to $12.879 billion during the nine-month period ended September 30, 2025, as compared to $11.714 billion during the first nine months of 2024. The net increase was primarily attributable to: (i) a $974 million, or 8.6%, increase in net revenues generated from our acute care hospital services and behavioral health services, on a Same Facility basis, and; (ii) an other combined net increase of $191 million consisting primarily of $128 million of combined net revenues generated during the first nine months of 2025 at two newly constructed and recently opened acute care hospitals, as mentioned above.

Income before income taxes (before income attributable to noncontrolling interests) increased by $331 million, or 31%, to $1.391 billion during the nine-month period ended September 30, 2025 as compared to $1.060 billion during the first nine months of 2024. The net increase was due to:

•
an increase of $169 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $82 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
an increase of $33 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
an increase of $20 million from an increase in the market value of certain equity securities, and;
•
$27 million of other combined net increases.

Net income attributable to UHS increased by $233 million, or 29%, to $1.043 billion during the nine-month period ended September 30, 2025, as compared to $810 million during the first nine months of 2024. This increase was primarily attributable to:

•
a $331 million increase in income before income taxes, as discussed above;
•
a decrease of $94 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $331 million increase in income before income taxes, and; (ii) a $14 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($1.9 million net benefit recorded during the first nine months of 2025 as compared to $15.5 million during the first nine months of 2024).

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

As a result of unfavorable trends experienced, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to $35 million during each of the three and nine-month periods ended September 30, 2025, and $30 million and $44 million during the three and nine-month periods ended September 30, 2024, respectively. Approximately $22 million of the increase is included in our same facility basis acute care hospital services' results during each of the three and nine-month periods ended September 30, 2025, respectively, and approximately $13 million is included in our same facility basis behavioral health services' results during each of the three and nine-month periods ended September 30, 2025, respectively. Approximately $23 million and $33 million of the increase is included in our same facility basis acute care hospital services' results during the three and nine-month periods ended September 30, 2024, respectively, and approximately $7 million and $11 million is included in our same facility basis behavioral health services' results during the three and nine-month periods ended September 30, 2024, respectively.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and nine-month periods ended September 30, 2025 and 2024.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average licensed beds	6,869	6,797	7,161	6,797	6,798	6,735	7,043	6,735
Average available beds	6,697	6,625	6,989	6,625	6,626	6,563	6,871	6,563
Patient days	401,148	401,479	412,353	401,479	1,216,788	1,212,669	1,243,297	1,212,669
Average daily census	4,360.3	4,363.9	4,482.1	4,363.9	4,457.1	4,425.8	4,554.2	4,425.8
Occupancy-licensed beds	63.5%	64.2%	62.6%	64.2%	65.6%	65.7%	64.7%	65.7%
Occupancy-available beds	65.1%	65.9%	64.1%	65.9%	67.3%	67.4%	66.3%	67.4%
Admissions	84,368	83,149	86,984	83,149	254,141	249,474	260,459	249,474
Length of stay	4.8	4.8	4.7	4.8	4.8	4.9	4.8	4.9

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,433,065	100.0%	$2,156,034	100.0%	$6,949,443	100.0%	$6,369,268	100.0%
Operating charges:
Salaries, wages and benefits	939,607	38.6%	898,260	41.7%	2,739,668	39.4%	2,617,905	41.1%
Other operating expenses	695,141	28.6%	600,217	27.8%	1,971,712	28.4%	1,757,780	27.6%
Supplies expense	344,742	14.2%	333,063	15.4%	1,040,287	15.0%	1,012,094	15.9%
Depreciation and amortization	90,012	3.7%	93,977	4.4%	267,286	3.8%	278,597	4.4%
Lease and rental expense	25,284	1.0%	24,205	1.1%	74,456	1.1%	72,352	1.1%
Subtotal-operating expenses	2,094,786	86.1%	1,949,722	90.4%	6,093,409	87.7%	5,738,728	90.1%
Income from operations	338,279	13.9%	206,312	9.6%	856,034	12.3%	630,540	9.9%
Interest expense, net	319	0.0%	1,077	0.0%	968	0.0%	3,363	0.1%
Other (income) expense, net	(678)	(0.0)%	(590)	(0.0)%	(10,261)	(0.1)%	(1,107)	(0.0)%
Income before income taxes	$338,638	13.9%	$205,825	9.5%	$865,327	12.5%	$628,284	9.9%

Three-month periods ended September 30, 2025 and 2024:

During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $277 million or 12.8%. The increase included approximately $68 million representing the Same Facility basis, acute care hospital services' portion of the $90 million aggregate benefit recorded during the third quarter of 2025 in connection with the Washington, D.C., Medicaid state directed payment program, covering the period of October 1, 2024 through September 30, 2025, as mentioned above.

Income before income taxes (and before income attributable to noncontrolling interests) increased by $133 million, or 65%, amounting to $339 million, or 13.9% of net revenues during the third quarter of 2025, as compared to $206 million, or 9.5% of net revenues during the third quarter of 2024. The increase included the above-mentioned $68 million benefit recorded during the third quarter of 2025 in connection with the Washington, D.C., Medicaid state directed payment program, covering the period of October 1, 2024 through September 30, 2025.

During the three-month period ended September 30, 2025, net revenue per adjusted admission increased by 9.8% while net revenue per adjusted patient day increased 11.5%, as compared to the comparable quarter of 2024. During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 1.5% while adjusted admissions (adjusted for outpatient activity) increased by 2.0%. Patient days at these facilities decreased by 0.1% and adjusted patient days increased by 0.4% during the three-month period ended September 30, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days during each of the three-month periods ended September 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 65% and 66% during the three-month periods ended September 30, 2025 and 2024, respectively.

On a Same Facility basis, during the three-month period ended September 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $41 million, or 4.6%. Contributing to the increase in salaries, wages and benefits was an increase in our patient volumes during the third quarter of 2025 as compared to the comparable quarter of 2024. As a percentage of net revenues, salaries, wages and benefits expense decreased to 38.6% during the third quarter of 2025 as compared to 41.7% during the third quarter of 2024.

Other operating expenses increased by $95 million, or 15.8%, during the third quarter of 2025, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $45 million, or 35.8% (due to a corresponding increase in membership), during the third quarter of 2025, as compared to the comparable quarter of 2024. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $49 million, or 10.4%. Contributing to the increased operating expenses during the third quarter of 2025, as compared to the comparable quarter of 2024, was a $21 million, or 13.3%, aggregate increase in physician expenses incurred at certain hospitals. As a percentage of net revenues, other operating expenses increased to 28.6% during the third quarter of 2025, as compared to 27.8% during the comparable quarter of 2024.

Supplies expense increased by $12 million, or 3.5%, during the third quarter of 2025, as compared to the third quarter of 2024, due, in part, to an increase in patient volumes. As a percentage of net revenues, supplies expense decreased to 14.2% during the three-month period ended September 30, 2025, as compared to 15.4% during the third quarter of 2024.

Nine-month periods ended September 30, 2025 and 2024:

During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $580 million or 9.1%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $237 million, or 38%, amounting to $865 million, or 12.5% of net revenues during the first nine months of 2025, as compared to $628 million, or 9.9% of net revenues during the first nine months of 2024.

During the nine-month period ended September 30, 2025, net revenue per adjusted admission increased by 5.4% while net revenue per adjusted patient day increased 7.0%, as compared to the comparable period of 2024. During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 1.9% while adjusted admissions increased by 2.1%. Patient days at these facilities increased by 0.3% and adjusted patient days increased by 0.6% during the nine-month period ended September 30, 2025, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during the nine-month periods ended September 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 67% during each of the nine-month periods ended September 30, 2025 and 2024.

On a Same Facility basis, during the nine-month period ended September 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $122 million, or 4.7%. Contributing to the increase in salaries, wages and benefits was an increase in our patient volumes during the first nine months of 2025 as compared to the comparable period of 2024. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.4% during the first nine months of 2025 as compared to 41.1% during the first nine months of 2024.

Other operating expenses increased by $214 million, or 12.2%, during the first nine months of 2025 as compared to the comparable period of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $138 million, or 37.3% (due to a corresponding increase in membership), during the first nine months of 2025 as compared to the comparable period of 2024. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $76 million, or 5.4%. As a percentage of net revenues, other operating expenses increased to 28.4% during the first nine months of 2025 as compared to 27.6% during the comparable period of 2024.

Supplies expense increased by $28 million, or 2.8%, during the first nine months of 2025, as compared to the comparable period of 2024. As a percentage of net revenues, supplies expense decreased to 15.0% during the nine-month period ended September 30, 2025, as compared to 15.9% during the first nine months of 2024.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2025 and 2024. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of recently acquired and/or opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2025		Three months ended September 30, 2024		Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,630,065	100.0%	$2,253,819	100.0%	$7,380,328	100.0%	$6,617,586	100.0%
Operating charges:
Salaries, wages and benefits	973,680	37.0%	899,375	39.9%	2,821,509	38.2%	2,620,069	39.6%
Other operating expenses	878,746	33.4%	700,558	31.1%	2,351,206	31.9%	2,011,301	30.4%
Supplies expense	354,697	13.5%	333,036	14.8%	1,064,075	14.4%	1,011,917	15.3%
Depreciation and amortization	97,389	3.7%	94,747	4.2%	288,406	3.9%	279,420	4.2%
Lease and rental expense	25,543	1.0%	24,492	1.1%	75,121	1.0%	72,641	1.1%
Subtotal-operating expenses	2,330,055	88.6%	2,052,208	91.1%	6,600,317	89.4%	5,995,348	90.6%
Income from operations	300,010	11.4%	201,611	8.9%	780,011	10.6%	622,238	9.4%
Interest expense, net	528	0.0%	1,077	0.0%	1,177	0.0%	3,363	0.1%
Other (income) expense, net	(623)	(0.0)%	(527)	(0.0)%	(9,806)	(0.1)%	(354)	(0.0)%
Income before income taxes	$300,105	11.4%	$201,061	8.9%	$788,640	10.7%	$619,229	9.4%

Three-month periods ended September 30, 2025 and 2024:

During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $376 million, or 16.7%, due to: (i) the $277 million, or 12.8% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $99 million consisting primarily of $58 million of combined net revenues generated during the third quarter of 2025 at two newly constructed and recently opened acute care hospitals, as mentioned above, and a $40 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $99 million, or 49%, to $300 million, or 11.4% of net revenues during the third quarter of 2025, as compared to $201 million, or 8.9% of net revenues during the comparable quarter of 2024. The increase resulted primarily from: (i) the $133 million, or 65%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by; (ii) a $19 million pre-tax loss incurred during the third quarter of 2025 at the recently completed and opened Cedar Hill Regional Medical Center, and; (iii) an $18 million legal reserve established during the third quarter of 2025 in connection with the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies.

During the three-month period ended September 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $74 million, or 8.3%. The increase was due primarily to the above-mentioned $41 million, or 4.6%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Other operating expenses increased by $178 million, or 25.4%, during the third quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to: (i) the $95 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $40 million increase in provider tax assessments; (iii) a combined increase of $26 million in operating expenses incurred at the two above-mentioned newly constructed and recently opened acute care hospitals, and; (iv) the above-mentioned $18 million legal reserve established during the third quarter of 2025 in connection with the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours.

Supplies expense increased by $22 million, or 6.5%, during the third quarter of 2025, as compared to the comparable quarter of 2024. The increase was due to the above-mentioned $12 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the third quarter of 2025 at the two above-mentioned newly constructed and recently opened acute care hospitals.

Nine-month periods ended September 30, 2025 and 2024:

During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $763 million, or 11.5%, due to: (i) the $580 million, or 9.1% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $183 million consisting primarily of $128 million of combined net revenues generated during the first nine months of 2025 at two newly constructed and recently opened acute care hospitals, as mentioned above, and a $50 million increase in provider tax assessments.

Income before income taxes increased by $169 million, or 27%, to $789 million, or 10.7% of net revenues during the first nine months of 2025, as compared to $619 million, or 9.4% of net revenues during the comparable period of 2024. The increase resulted primarily from: (i) the $237 million, or 38%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by; (ii) a $47 million pre-tax loss incurred during the first nine months of 2025 at Cedar Hill Regional Medical Center, and; (iii) an $18 million legal reserve established during the third quarter of 2025 in connection with the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours.

During the nine-month period ended September 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $201 million, or 7.7%. The increase was due primarily to the above-mentioned $122 million increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Other operating expenses increased by $340 million, or 16.9%, during the first nine months of 2025, as compared to the comparable period of 2024. The increase was due to: (i) the $214 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $50 million increase in provider tax assessments; (iii) a combined increase of $58 million in operating expenses incurred at the two above-mentioned newly constructed and recently opened acute care hospitals, and; (iv) the above-mentioned $18 million legal reserve established during the third quarter of 2025 in connection with the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours.

Supplies expense increased by $52 million, or 5.2%, during the first nine months of 2025, as compared to the comparable period of 2024. The increase was due to the above-mentioned $28 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred at the two above-mentioned newly constructed and recently opened acute care hospitals.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2025 and 2024:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	%	2024	%	2025	%	2024	%
Charity care	$348	33%	$227	24%	$834	28%	$644	25%
Uninsured discounts	716	67%	705	76%	2,103	72%	1,925	75%
Total uncompensated care	$1,064	100%	$932	100%	$2,937	100%	$2,569	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2025	2024	2025	2024
Estimated cost of providing charity care	$32	$25	$74	$62
Estimated cost of providing uninsured discounts	66	75	187	184
Estimated cost of providing uncompensated care	$98	$100	$261	$246

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and nine-month periods ended September 30, 2025 and 2024.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average licensed beds	24,069	23,965	24,398	24,306	24,099	23,913	24,308	24,335
Average available beds	23,969	23,865	24,298	24,206	23,999	23,813	24,208	24,235
Patient days	1,623,202	1,603,808	1,639,882	1,622,411	4,822,845	4,778,313	4,860,246	4,845,060
Average daily census	17,643.5	17,432.7	17,824.8	17,634.9	17,666.1	17,439.1	17,803.1	17,682.7
Occupancy-licensed beds	73.3%	72.7%	73.1%	72.6%	73.3%	72.9%	73.2%	72.7%
Occupancy-available beds	73.6%	73.0%	73.4%	72.9%	73.6%	73.2%	73.5%	73.0%
Admissions	119,608	118,638	120,655	120,003	354,853	354,469	357,417	358,845
Length of stay	13.6	13.5	13.6	13.5	13.6	13.5	13.6	13.5

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,813,502	100.0%	$1,659,264	100.0%	$5,346,883	100.0%	$4,953,381	100.0%
Operating charges:
Salaries, wages and benefits	990,740	54.6%	910,044	54.8%	2,890,753	54.1%	2,669,555	53.9%
Other operating expenses	347,370	19.2%	316,234	19.1%	999,325	18.7%	937,738	18.9%
Supplies expense	59,400	3.3%	57,345	3.5%	172,962	3.2%	170,831	3.4%
Depreciation and amortization	54,493	3.0%	51,855	3.1%	158,824	3.0%	149,635	3.0%
Lease and rental expense	11,494	0.6%	11,526	0.7%	33,316	0.6%	34,383	0.7%
Subtotal-operating expenses	1,463,497	80.7%	1,347,004	81.2%	4,255,180	79.6%	3,962,142	80.0%
Income from operations	350,005	19.3%	312,260	18.8%	1,091,703	20.4%	991,239	20.0%
Interest expense, net	1,246	0.1%	1,041	0.1%	3,425	0.1%	3,076	0.1%
Other (income) expense, net	(236)	(0.0)%	(794)	(0.0)%	(1,898)	(0.0)%	(2,341)	(0.0)%
Income before income taxes	$348,995	19.2%	$312,013	18.8%	$1,090,176	20.4%	$990,504	20.0%

Three-month periods ended September 30, 2025 and 2024:

During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $154 million or 9.3%.

Income before income taxes increased by $37 million, or 12%, amounting to $349 million or 19.2% of net revenues during the third quarter of 2025, as compared to $312 million or 18.8% of net revenues during the third quarter of 2024. The increase included approximately $17 million representing the Same Facility basis, behavioral health care services' portion of the $90 million aggregate benefit recorded during the third quarter of 2025 in connection with the Washington, D.C., Medicaid state directed payment program, covering the period of October 1, 2024 through September 30, 2025, as mentioned above.

During the three-month period ended September 30, 2025, net revenue per adjusted admission increased by 8.8% while net revenue per adjusted patient day increased by 7.9%, as compared to the comparable quarter of 2024. During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.8% and 0.5%, respectively. Patient days at these facilities increased by 1.2% and adjusted patient days increased by 1.3% during the three-month period ended September 30, 2025, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.6 days and 13.5 days during the three-month periods ended September 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% and 73% during the three-month periods ended September 30, 2025 and 2024, respectively.

On a Same Facility basis during the three-month period ended September 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $81 million or 8.9%. The increase during the third quarter of 2025, as compared to the comparable quarter of 2024, was due to a 4.9% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.8% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 54.6% during the third quarter of 2025 as compared to 54.8% during the third quarter of 2024.

Other operating expenses increased by $31 million, or 9.8%, during the third quarter of 2025, as compared to the comparable quarter of 2024. Contributing to the increase was a $4 million, or 17%, increase in the operating expenses of our commercial insurer. As a percentage of net revenues during each quarter, other operating expenses were 19.2% during the third quarter of 2025 as compared to 19.1% during the third quarter of 2024.

Supplies expense increased by $2 million, or 3.6%, during the third quarter of 2025, as compared to the comparable quarter of 2024. As a percentage of net revenues during each quarter, supplies expense decreased to 3.3% during the third quarter of 2025, as compared to 3.5% during the comparable quarter of 2024.

Nine-month periods ended September 30, 2025 and 2024:

During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $394 million or 7.9%. Income before income taxes increased by $100 million, or 10.1%, amounting to $1.090 billion, or 20.4% of net revenues during the first nine months of 2025, as compared to $991 million or 20.0% of net revenues during the first nine months of 2024.

During the nine-month period ended September 30, 2025, net revenue per adjusted admission increased by 8.2% while net revenue per adjusted patient day increased by 7.2%, as compared to the comparable period of 2024. During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, inpatient admissions to our behavioral health care hospitals increased by 0.1% and adjusted admissions decreased by 0.2%. Patient days at these facilities increased by 0.9% and adjusted patient days increased by 0.7% during the nine-month period ended September 30, 2025, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.6 days and 13.5 days during the nine-month periods ended September 30, 2025 and 2024, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% and 73% during the nine-month periods ended September 30, 2025 and 2024, respectively.

On a Same Facility basis during the nine-month period ended September 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $221 million or 8.3%. The increase during the first nine months of 2025, as compared to the comparable period of 2024, was due to a 4.4% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.7% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 54.1% during the first nine months of 2025 as compared to 53.9% during the first nine months of 2024.

Other operating expenses increased by $62 million, or 6.6%, during the first nine months of 2025, as compared to the comparable period of 2024. As a percentage of net revenues during each period, other operating expenses decreased to 18.7% during the first nine months of 2025 as compared to 18.9% during the first nine months of 2024.

Supplies expense increased by $2 million, or 1.2%, during the first nine months of 2025, as compared to the comparable period of 2024. As a percentage of net revenues, supplies expense decreased to 3.2% during the first nine months of 2025 as compared to 3.4% during the comparable period of 2024.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2025 and 2024. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2025		Three months ended September 30, 2024		Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,860,259	100.0%	$1,706,612	100.0%	$5,487,984	100.0%	$5,088,711	100.0%
Operating charges:
Salaries, wages and benefits	995,570	53.5%	914,477	53.6%	2,900,892	52.9%	2,682,167	52.7%
Other operating expenses	390,783	21.0%	353,089	20.7%	1,138,209	20.7%	1,051,937	20.7%
Supplies expense	59,696	3.2%	57,566	3.4%	173,544	3.2%	171,574	3.4%
Depreciation and amortization	55,294	3.0%	52,227	3.1%	159,961	2.9%	150,577	3.0%
Lease and rental expense	11,652	0.6%	11,954	0.7%	33,985	0.6%	35,232	0.7%
Subtotal-operating expenses	1,512,995	81.3%	1,389,313	81.4%	4,406,591	80.3%	4,091,487	80.4%
Income from operations	347,264	18.7%	317,299	18.6%	1,081,393	19.7%	997,224	19.6%
Interest expense, net	1,265	0.1%	1,041	0.1%	3,444	0.1%	3,076	0.1%
Other (income) expense, net	733	0.0%	(861)	(0.1)%	(929)	(0.0)%	(2,408)	(0.0)%
Income before income taxes	$345,266	18.6%	317,119	18.6%	$1,078,878	19.7%	$996,556	19.6%

Three-month periods ended September 30, 2025 and 2024:

During the three-month period ended September 30, 2025, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $154 million, or 9.0%. The increase was primarily attributable to the above-mentioned $154 million, or 9.3%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $28 million, or 8.9%, to $345 million or 18.6% of net revenues during the third quarter of 2025, as compared to $317 million or 18.6% of net revenues during the third quarter of 2024. The increase in income before income taxes at our behavioral health facilities during the third quarter of 2025, as compared to the comparable quarter of 2024, was primarily attributable to the $37 million, or 11.9% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by $9 million of other combined decreases consisting primarily from the divestiture of a behavioral health facility during the third quarter of 2024.

During the three-month period ended September 30, 2025, as compared to the comparable quarter of 2024, salaries, wages and benefits expense increased by $81 million or 8.9%. The increase was due primarily to the above-mentioned $81 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $38 million, or 10.7%, during the third quarter of 2025, as compared to the comparable quarter of 2024. The increase was due primarily to the above-mentioned $31 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $1 million increase in provider tax assessments.

Supplies expense increased by $2 million, or 3.7%, during the third quarter of 2025, as compared to the comparable quarter of 2024, due to the above-mentioned increase related to our behavioral health facilities, on a Same Facility basis.

Nine-month periods ended September 30, 2025 and 2024:

During the nine-month period ended September 30, 2025, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $399 million, or 7.8%. The increase was primarily attributable to the above-mentioned $394 million, or 7.9%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $82 million, or 8.3%, to $1.079 billion, or 19.7% of net revenues during the first nine months of 2025, as compared to $997 million or 19.6% of net revenues during the first nine months of 2024. The increase in income before income taxes at our behavioral health facilities during the first nine months of 2025, as compared to the comparable period of 2024, was primarily attributable to the $100 million, or 10.1% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by the losses incurred at recently opened, closed or divested facilities.

During the nine-month period ended September 30, 2025, as compared to the comparable period of 2024, salaries, wages and benefits expense increased by $219 million or 8.2%. The increase was due primarily to the above-mentioned $221 million, or 8.3%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $86 million, or 8.2%, during the first nine months of 2025, as compared to the comparable period of 2024. The increase was due primarily to the above-mentioned $62 million, or 6.6%, increase related to our behavioral health facilities, on a Same Facility basis, as well as $24 million of other combined net increases consisting primarily of increased provider tax assessments.

Supplies expense increased by $2 million, or 1.1%, during the first nine months of 2025, as compared to the comparable period of 2024.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA”) was enacted and its two primary goals were to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. The ACA revised reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The ACA provides for reductions to Medicaid DSH payments which are scheduled to begin in FFY 2026.

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

In addition to legislative changes, the ACA can be significantly impacted by executive branch actions. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of subsidies through 2025 increased exchange enrollment in years sequent to 2021. However, the Trump administration has already taken steps to undo these Biden-era initiatives, including those intended to increase ACA exchange and Medicaid enrollment.

It remains unclear what portions of the ACA may remain, or whether any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services. Extension of these subsidies is currently the subject of Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Washington, D.C., Illinois, Pennsylvania, Kentucky, Tennessee, Virginia, Massachusetts, Michigan, Florida, Mississippi and Washington. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2025 and 2024. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income, as included herein. The "Projected Full Year 2025" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
		Three Months Ended		Nine Months Ended
	Projected	September 30,	September 30,	September 30,	September 30,
	Full Year 2025	2025	2024	2025	2024
Texas Supplemental Payment Programs:
Revenues	$322	$132	$124	$228	$243
Provider Taxes	(128)	(53)	(47)	(91)	(96)
Net benefit	$194	$79	$77	$137	$147

Nevada SDP:
Revenues	$353	$89	$70	$264	$203
Provider Taxes	(125)	(31)	(28)	(93)	(82)
Net benefit	$228	$58	$42	$171	$121

Various Other State Programs:
Revenues	$1,222	$345	$177	$867	$568
Provider Taxes	(373)	(95)	(63)	(246)	(189)
Net benefit	$849	$250	$114	$621	$379

Subtotal-Provider Tax Programs:
Revenues	$1,897	$566	$371	$1,359	$1,014
Provider Taxes	(626)	(179)	(138)	(430)	(367)
Aggregate net benefit from Provider Tax Programs	$1,271	$387	$233	$929	$647

Texas DSH and Nevada SPA Programs:
Revenues	$50	$16	$18	$40	$41
Provider Taxes	0	0	0	0	0
Net benefit	$50	$16	$18	$40	$41

Total Supplemental Medicaid Programs:
Revenues	$1,947	$582	$389	$1,399	$1,055
Provider Taxes	(626)	(179)	(138)	(430)	(367)
Aggregate net benefit from all Supplemental Programs	$1,321	$403	$251	$969	$688

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

CHIRP (including QIF)

On August 1, 2022, CMS approved the Comprehensive Hospital Increase Reimbursement Program ("CHIRP"), with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024. On September 13, 2024, CMS approved the CHIRP program with a pool of $6.5 billion for the rate period September 1, 2024 to August 31, 2025 (with an amended CMS approval on October 1, 2024). A CHIRP preprint for the rate period September 1, 2025 to August 31, 2026 was approved by CMS in August, 2025 with a pool size of $9.2 billion. This program is estimated to increase reimbursement to our hospitals by approximately $20 million to $23 million in program year 2026.

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

In connection with the Quality Incentive Fund (“QIF”), the results of operations of certain of our acute care hospitals located in Texas included $21 million and $36 million for the three and nine-month periods ended September 30, 2025 and 2024, respectively. QIF revenues are earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

We estimate that these hospitals will be entitled to approximately $32 million of aggregate QIF revenues during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $6 million and $7 million during the three-month periods ended September 30, 2025 and 2024, respectively and, approximately $18 million and $21 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

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

In connection with this program, included in our results of operations was approximately $58 million and $42 million during the three-month periods ended September 30, 2025 and 2024, respectively and, approximately $171 million and $121 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

The Nevada SDP for the period of January 1, 2025 through December 31, 2025 has been approved by CMS. We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $229 million during the year ended December 31, 2025. The DCHFP submitted a revised SDP preprint for the period January 1, 2025 to December 31, 2025. If approved as submitted, we estimate that the aggregate net benefit applicable to our facilities could increase by approximately $30 million covering the period of January 1, 2025 through December 31, 2025. This incremental increase to the Nevada SDP program is not reflected in the above Medicaid Supplemental Provider Tax table.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $21 million and $19 million during the three-month periods ended September 30, 2025 and 2024, respectively and, approximately $64 million and $61 million during the nine-month periods ended September 30, 2025 and 2024, respectively. In December, 2024, CMS approved the program for the period of January 1, 2025 through December 31, 2025 at rates comparable to the prior year.

We estimate that our net reimbursements pursuant to HRIP will approximate $90 million during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $21 million and $8 million during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $53 million and $34 million during the nine-month periods ended September 30, 2025 and 2024, respectively. During the first quarter of 2025, the Department of Health Care Services submitted a final draft of the Hospital Quality Assurance Fee program 9 fee to CMS for approval for the period January 1, 2025 to December 31, 2025 and a subsequent amendment in July 2025. This submission includes the Managed Care-Directed Payment preprint. We are unable to predict the outcome, amount or timing of any related increase that may result from this submission.

We estimate that our net reimbursements pursuant to this program will approximate $68 million during the year ended December 31, 2025.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the program, known as the Mississippi Hospital Access Program (“MHAP”), provides direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals are reimbursed near the average commercial rate, which is the upper limit ("UPL") for Medicaid managed care reimbursements. The second part of the program supplements traditional Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In September 2025, CMS approved the MHAP program component for the period July 1, 2025 to June 30, 2026. The UPL component was approved in April 2024.

In connection with this program, included in our results of operations was approximately $11 million during each of the three-month periods ended September 30, 2025 and 2024, and approximately $40 million and $38 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $51 million during the year ended December 31, 2025.

Florida Medicaid Managed Care Directed Payment Program (“DPP”) and Low Income Payment (“LIP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. The LIP program provides payment for hospital uncompensated care under the 1115 Medicaid Waiver. For the three and nine-month periods ended September 30, 2025 and 2024 no revenue was recorded in connection with the DPP program (substantially all of this DPP revenue is recorded during the fourth quarters of each year). In connection with the LIP program, $2 million and $12 million of net reimbursements (net of provider taxes) were recorded during the three and nine-month periods ended September 30, 2025, respectively.

We estimate that our reimbursements pursuant to this DPP and LIP will approximate $57 million during the year ended December 31, 2025. The Florida DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval. The submitted DPP preprint includes a request to increase the size of the program and related DPP add-on payment levels based on a percentage of average commercial rates. If approved as submitted, we estimate that the aggregate net benefit applicable to our facilities could increase by approximately $47 million on an annual basis. This incremental increase to the Florida DPP program is not reflected in the above Medicaid Supplemental Provider Tax table.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $9 million during each of the three-month periods ended September 30, 2025 and 2024, and approximately $27 million and $28 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $32 million during the year ended December 31, 2025. CMS approval of these programs for the period of January 1, 2025 to December 31, 2025 occurred in September 2025.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million during each of the three-month periods ended September 30, 2025 and 2024, and approximately $24 million during each of the nine-month periods ended September 30, 2025 and 2024. CMS has approved this program through September 30, 2025.

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

In May, 2022, Oklahoma enacted legislation that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of 90% of average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program for the 15-month period effective as of April 1, 2024 through June 30, 2025. CMS approval of the DPP program for the period July 1, 2025 to June 30, 2026 is pending.

In connection with this program, included in our results of operations was approximately $7 million and $6 million during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $19 million and $14 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $25 million during the year ended December 31, 2025.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $4 million and $9 million during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $23 million and $19 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2025.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $13 million and $9 million during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $35 million and $29 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $47 million during the year ended December 31, 2025. The Michigan DPP for the period of October 1, 2024 to September 30, 2025 was approved by CMS.

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

In connection with this program, included in our results of operations was approximately $5 million during each of the three-month periods ended September 30, 2025 and 2024, and approximately $21 million and $27 million recorded during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $25 million during the year ended December 31, 2025.

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024.

In connection with this program, included in our results of operations was approximately $13 million and $12 million during the three-month periods ended September 30, 2025 and 2024, respectively, and approximately $39 million and $32 million recorded during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our net reimbursement pursuant to this expanded program will approximate $51 million during the year ended December 31, 2025. The program for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

In connection with this program, included in our results of operations was approximately $10 million during the three-month period ended September 30, 2025 and, approximately $25 million during the nine-month period ended September 30, 2025. No revenue was recorded during the three-month or nine-month periods ended September 30, 2024.

We estimate that our net reimbursements pursuant to this program will approximate $30 million during the year ended December 31, 2025.

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

During the three-month period ended September 30, 2025, we recorded $11 million in net reimbursements from this program and $69 million for the nine-month period ended September 30, 2025 ($29 million of which related to the period of July 1, 2024 to December 31, 2024). No revenue was recorded during the three-month or nine-month periods ended September 30, 2024 related to the DPP program.

We estimate that our net reimbursements pursuant to this program will approximate $83 million during the year ended December 31, 2025.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2025, CMS approved the SDP program for the period October 1, 2024 to September 30, 2025. This SDP program provides for an add-on to in-network Medicaid managed care paid claims.

Included in our results of operations during the three and nine-month periods ended September 30, 2025, was $90 million of reimbursements (net of related provider taxes), covering the period of October 1, 2024 through September 30,2025 in connection with this program. We estimate that our net reimbursements pursuant to this program, including the recently opened acute care hospital, will approximate $117 million during the year ended December 31, 2025.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2026 DSH fiscal year (covering the period of October 1, 2025 through September 30, 2026).

In connection with this program, included in our results of operations was approximately $12 million and $14 million during the three-month periods ended September 30, 2025 and 2024, respectively and, approximately $27 million and $28 million was recorded during the nine-month periods ended September 30, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $33 million during year ended December 31, 2025.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2026 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019 (as amended by the CARES Act and the CAA), beginning in fiscal year 2026, annual Medicaid DSH payments in Texas could be reduced by approximately 33% from current DSH payment levels. However, states have discretion in the allocation of their respective federal DSH allotment and we do not believe the state's allocation will result in a material decrease to DSH payment levels to our hospitals located in Texas. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $35 million as of September 30, 2025 and $34 million as of December 31, 2024.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million during each of the three-month periods ended September 30, 2025 and 2024, and approximately $13 million during each of the nine-month periods ended September 30, 2025 and 2024.

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

Based upon our current projected 2025 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.322 billion, as reflected on the table above in Summary of Various State Medicaid Supplemental Payment Programs, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $420 million to $470 million in 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $38 million and $45 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $114 million and $146 million during the nine-month periods ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revolving credit facility (a.)	$4,541	$2,729	$9,027	$15,299
Tranche A term loan, extinguished (a.)	-	36,157	-	113,934
Tranche A term loan, 2029 (a.)	17,093	1,055	51,281	1,055
$800 million, 2.65% Senior Notes due 2030	5,356	5,356	16,069	16,069
$700 million, 1.65% Senior Notes due 2026	2,932	2,932	8,795	8,794
$500 million, 2.65% Senior Notes due 2032	3,345	3,345	10,035	10,035
$500 million, 4.625% Senior Notes due 2029 (b.)	5,793	322	17,376	322
$500 million, 5.050% Senior Notes due 2034 (c.)	6,352	353	19,056	353
Subtotal-revolving credit, term loan A and Senior Notes	45,412	52,249	131,639	165,861
Amortization of financing fees	1,245	1,255	3,749	3,769
Other combined interest expense	1,476	1,869	3,670	5,713
Capitalized interest on major projects	(9,516)	(10,345)	(24,265)	(27,922)
Interest income	(186)	(368)	(942)	(1,036)
Interest expense, net	$38,431	$44,660	$113,851	$146,385
(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provided for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of September 30, 2025, had $965 million of aggregate available borrowing capacity, net of $332 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously, utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
(b.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 4.625% Senior Notes due in 2029.
(c.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 5.050% Senior Notes due in 2034.

Interest expense decreased by $6 million, or 14%, during the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. The decrease was due primarily to a net $7 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes. The decrease resulted from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.97% during the third quarter of 2025 as compared to 4.70% during the comparable quarter of 2024), offset by an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.46 billion during the third quarter of 2025 as compared to $4.34 billion during the third quarter of 2024).

Interest expense decreased by $33 million, or 22%, during the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The decrease was due primarily to a net $34 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes. The decrease resulted from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.97% during the first nine months of 2025 as compared to 4.83% during the comparable period of 2024), as well as a decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.36 billion during the first nine months of 2025 as compared to $4.50 billion during the first nine months of 2024).

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.46 billion and 4.1%, respectively, during the third quarter of 2025, and $4.34 billion and 4.8%, respectively, during the third quarter of 2024. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.36 billion and 4.1%, respectively, during the first nine months of 2025, and $4.50 billion and 5.0%, respectively, during the first nine months of 2024.

Costs Related to Early Extinguishment of Debt During September, 2024:

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

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Provision for income taxes	$117,781	$75,623	$327,354	$233,563
Income before income taxes	496,886	341,533	1,390,699	1,059,625
Effective tax rate	23.7%	22.1%	23.5%	22.0%

The provision for income taxes increased $42 million during the third quarter of 2025, as compared to the comparable quarter of 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $156 million increase in pre-tax income (consisting of $155 million increase in income before income taxes and a $1 million favorable change in the income/loss attributable to noncontrolling interest), and; (ii) a $3 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($0.6 million net benefit recorded during the third quarter of 2025 as compared to $3.9 million during the third quarter of 2024). Excluding the impact of ASU 2019-09, our effective tax rates were 24.1% and 23.8% during the third quarter of 2025 and 2024, respectively.

The provision for income taxes increased $94 million during the first nine months of 2025, as compared to the comparable period of 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $327 million increase in pre-tax income (consisting of $331 million increase in income before income taxes and a $4 million unfavorable change in the income/loss attributable to noncontrolling interest), and; (ii) a $14 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($1.9 million net benefit recorded during the nine months of 2025 as compared to $15.5 million during the nine months of 2024). Excluding the impact of ASU 2019-09, our effective tax rates were 24.0% and 23.9% during the first nine months of 2025 and 2024, respectively.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.290 billion during the nine-month period ended September 30, 2025 and $1.409 billion during the first nine months of 2024. The net decrease of $119 million was attributable to the following:

•
a favorable change of $257 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, losses/gains on sales of assets and businesses, and costs related to the extinguishment of debt;
•
an unfavorable change of $306 million in accounts receivable (which includes the above-mentioned $90 million of net reimbursements related to the Washington, D.C. Medicaid directed payment program recorded during the third quarter of 2025, which we expect to receive during the fourth quarter of 2025, and a combined increase of $48 million during the first nine months of 2025 related to two relatively recently opened hospitals in Las Vegas, NV, and Washington, D.C.);
•
an unfavorable change of $41 million in payments made in settlement of self-insurance claims, net of commercial insurance reimbursements;
•
an unfavorable change of $28 million in accrued and deferred income taxes;
•
an unfavorable change of $24 million in other assets and deferred charges, and;
•
$23 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 55 days and 52 days at September 30, 2025 and 2024, respectively.

Net cash used in investing activities

During the first nine months of 2025, we used $847 million of net cash in investing activities as follows:

•
$734 million spent on capital expenditures including costs related to a new acute care hospital being constructed in Florida and a replacement acute care facility in California, and capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$49 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$48 million spent on the acquisition of businesses and property;
•
$19 million paid in connection with the purchase and development of an enterprise resource planning application, and;
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
•
$30 million received from the sales of assets and businesses.

Net cash used in financing activities

During the first nine months of 2025, we used $454 million of net cash in financing activities as follows:

•
spent $616 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($566 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($50 million);
•
generated $209 million of additional borrowings as follows: (i) $202 million pursuant to our revolving credit facility, and; (ii) $7 million related to other debt facilities;
•
spent $39 million to pay quarterly cash dividends of $.20 per share;

•
spent $28 million on net repayments of debt as follows: (i) $23 million related to our tranche A term loan facility, and; (ii) $5 million related to other debt facilities;
•
received $19 million from the sale of ownership interests to minority members;
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
•
generated $2.210 billion of proceeds from additional borrowings as follows: (i) $1.200 billion related to our new tranche A term loan facility, as mentioned above; (ii) generated approximately $500 million of net proceeds (before expenses) related to the public offering, in September, 2024, of 4.625% senior secured notes due in 2029; (iii) generated approximately $498 million of net proceeds (before expenses) related to the public offering in September, 2024 of 5.050% senior secured notes due in 2034, and; (iv) $12 million of proceeds related to other debt facilities;
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

Expected capital expenditures during remainder of 2025

During the full year of 2025, we expect to spend approximately $1.0 billion to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first nine months of 2025 we spent approximately $734 million on capital expenditures and expect to spend approximately $266 million to $366 million during the remainder of 2025.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of September 30, 2025, had $965 million of aggregate available borrowing capacity, net of $332 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.17 billion of outstanding borrowings as of September 30, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at September 30, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $71 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At September 30, 2025, the carrying value and fair value of our debt were approximately $4.7 billion and $4.5 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 40% as of both September 30, 2025 and December 31, 2024.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $965 million of available borrowing capacity as of September 30, 2025, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of September 30, 2025, we had combined aggregate principal of $3.0 billion from All the Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$2,605,719	$2,279,988
Noncurrent assets (1)	9,481,863	9,214,924
Current liabilities	2,795,960	1,870,563
Noncurrent liabilities	4,855,695	5,451,167
Due to non-guarantors	912,957	912,958
(1) Includes goodwill of $3,262 million as of September 30, 2025 and December 31, 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2025	December 31, 2024
Net revenues	$10,259,956	$12,642,381
Operating charges	8,916,740	11,200,769
Interest expense, net	114,698	248,568
Other (income) expense, net	(29,217)	(3,186)
Net income	$931,315	$920,944

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2025 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2025 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $177 million consisting of: (i) $156 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

As of September 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Sources of Revenue elsewhere in this Report, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million or greater, from each of Texas, California, Nevada, Washington, D.C., Illinois, Pennsylvania, Kentucky, Tennessee, Virginia, Massachusetts, Michigan, Florida, Mississippi and Washington. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

We are subject to uncertainties regarding recent legislative changes to Medicaid program.

Legislation adopted on July 4, 2025 (the One Big Beautiful Budget Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. Extension of tax credits is currently the subject of Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities.

We are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

We and our subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions (see Note 6 to the Consolidated Financial Statements - Commitments and Contingencies, as included this Report). We may become subject to additional medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions in the ordinary course of business.

Defending ourselves against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from our management and our reputation could suffer significantly.

For example, as discussed elsewhere herein, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland has filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court has recently reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

We are uncertain as to the ultimate financial exposure related to the Cumberland matters (which relate to occurrences in the 2020 policy year) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of September 30, 2025, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $147 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

UHS Delaware is also a defendant in a lawsuit filed in Washoe County, Nevada, along with Pinnacle Management Group NV, LLC ("Pinnacle Medical Group", in which a subsidiary of the Company holds a 50% interest) and several individuals. The Company was previously dismissed from the lawsuit.

The lawsuit contains allegations of intentional interference with contractual relationships and prospective economic advantage resulting from the departure of several physicians from St. Mary’s Medical Group in Reno, Nevada, who joined Pinnacle Medical Group in 2021. A trial of this matter was concluded on September 26, 2025, with a verdict rendered against UHS Delaware and the other defendants for approximately $4.7 million in compensatory damages. The jury also awarded punitive damages against UHS Delaware of $500 million and lesser amounts against some of the other defendants. Based upon Nevada statutory law, we expect the punitive damages to be reduced to a maximum of approximately $14 million. We also believe that recent Nevada Supreme Court precedent could further reduce the amount of punitive damages.

UHS Delaware, and the other defendants are evaluating all legal options and intend to challenge this verdict in post-judgment trial court proceedings and on appeal. We are uncertain as to the ultimate financial exposure related to this matter and we can make no assurance regarding its outcome, or the amount of damages that may be recoverable after post-judgment proceedings and appeals. If we are unsuccessful in reversing the verdict, or significantly reducing the level of damages, or we are required to post a substantial bond pending appeal, this matter could have a material adverse effect on the financial condition of the Company.

We are unable to predict the outcome of these litigation matters or to reasonably estimate the amount or range of any such loss; however, these lawsuits and the related publicity and news articles that have been published concerning these matters could have a material adverse effect on our business, financial condition, results of operations and/or cash flows which in turn could cause a decline in our stock price. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material.

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

As reflected below, during the three-month period ended September 30, 2025, we have repurchased approximately 1.3 million shares at an aggregate cost of approximately $234.3 million (average price of approximately $178.23 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended September 30, 2025, 16,092 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

On October 27, 2025, our Board of Directors authorized a $1.5 billion increase in our stock repurchase program, thereby increasing the aggregate available repurchase authorization to $1.759 billion as of that date.

During the period of July 1, 2025 through September 30, 2025, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs		Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
July, 2025	$-	1,486	—	$0.01	—		$-	$-	—	$492,867
August, 2025	$-	1,317,349	—	$0.01	1,314,696		$178.23	$234,319	—	$258,548
September, 2025	$-	11,953	—	$0.01	—		$-	$-	—	$258,548
Total July through September, 2025	$-	1,330,788	—	$0.01	1,314,696	—	178.23	$234,319

Dividends

During the quarter ended September 30, 2025, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 7, 2025	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)