Form 10-K
period 2025-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2026-02-25
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2025 was $9.7 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors and certain executive officers are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2026, were 6,574,600; 53,837,855; 661,688 and 12,497, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2025 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2025. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 25, 2026, we owned and/or operated 375 inpatient facilities and 168 outpatient and other facilities located in 40 states, Washington, D.C., the United Kingdom and Puerto Rico. We have changed the method of our outpatient behavioral health care facility counts during the third quarter of 2025 and substantially all of the increase from prior periods is related to that change in convention.

Acute care facilities located in the U.S.:

•
29 inpatient acute care hospitals;
•
35 free-standing emergency departments, and;
•
13 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (346 inpatient facilities and 119 outpatient facilities):

Located in the U.S.:

•
182 inpatient behavioral health care facilities, and;
•
110 outpatient behavioral health care facilities.

Located in the U.K.:

•
161 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities;
•
7 outpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for approximately 57% of our consolidated net revenues during each of 2025 and 2024. Net revenues from our behavioral health care facilities and commercial health insurer accounted for approximately 43% of our consolidated net revenues during each of 2025 and 2024.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $1.001 billion in 2025 and $880 million in 2024. Total assets at our U.K. behavioral health care facilities were approximately $1.531 billion as of December 31, 2025 and $1.358 billion as of December 31, 2024.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2025. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on

Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, anti-kickback statute violations may be punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

In connection with recently enacted California Senate Bills 261 and 253, we are strengthening our climate‑related risk assessment processes and enhancing our greenhouse gas emissions reporting capabilities. We are developing robust emissions data‑collection system and internal controls to identify and disclose climate‑related financial risks in alignment with recognized reporting frameworks, and we are implementing methodologies to measure, verify, and report Scope 1 and Scope 2 emissions in accordance with statutory timelines.

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

Human Capital Management

Employees and Medical Staff

As of December 31, 2025, we had approximately 101,500 total employees consisting of: (i) approximately 88,100 employees located in the U.S., of which approximately 65,000 were employed full-time, and; (ii) approximately 13,400 employees located in the U.K. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 460 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 445 physicians are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a chief executive officer employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 1,070 of our employees at three of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers Union, Local 226, and engineers are represented by the International Union of Operating Engineers. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters, and registered nurses are represented by the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. At the George Washington University Hospital, registered nurses are represented by the District of Columbia Nurses Association and housekeeping and dietary are represented by the Service Employees International Union.

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

Service Excellence Facilitator Certification Workshops are available for facility employees identified by their leadership for consistently upholding and demonstrating our Service Excellence standards. Certified facilitators foster the Service Excellence culture and deliver training at their facilities. In 2025, we held 10 workshops with 120 individuals certified as Service Excellence Facilitators.

During 2025, we strengthened our recruitment efforts, improved the overall hiring experience (90% very satisfied/satisfied with overall recruitment process), expanded the training resources employees need to do their jobs effectively and safely, facilitated more teamwork and collaboration, expanded mentorship and increased employee engagement.

We conducted an Employee Pulse Engagement Survey and had an overall participation rate of 68% across the organization. 81% of staff indicated “I feel included on my team/work unit” and "this organization values employees from different backgrounds". Engagement efforts such as services awards, safety programs and employee-led service excellence/culture committees have assisted with increased employee retention.

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

Employee Development

In keeping with our culture of continuous improvement, training opportunities are available for all employees, regardless of level or status. These include formal instructor-led, in-person or virtual training, self-administered online courses, formal and informal mentoring or networking opportunities, and career ladders. Our “U Learn” curriculum, with over 60 courses designed to develop employees across their career continuum, has three tracks; “Invest in U”, “Develop U” and “Manage U”.

Training programs are designed to assist with personal and skill development, career advancement and succession planning. In addition to mandatory training that focuses on keeping employees mindful and informed of key policies and skill sets, many are voluntary. All training is tailored to include potential Americans with Disabilities Act accommodations.

Across the company, we offer educational and work opportunities, including internships, externships and clinical field placement opportunities. We have partnered with many colleges and universities to provide students with opportunities to earn clinical and work experience at our healthcare facilities. In our 2025 Employee Engagement Survey, conducted by a third party, the item of “this organization provides career development opportunities” continued to demonstrate statistically significant growth. In addition, our organization has been recognized by several third-party organizations, such as the American Opportunity Index, as an Employer of Choice, specifically for achievements in employee development and growth.

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

In 2025, the UHS Foundation continued to support employees and their families who suffered losses due to natural disasters across the country including Hurricane Milton, Hurricane Helene and the California wildfires.

Environmental

We have implemented environmentally sustainable practices and we strive to comply with applicable legal and regulatory environmental standards to protect our patients, visitors, staff and local communities. Our environmental stewardship includes following best practices when managing energy usage, constructing and designing new builds and/or major renovations and protecting the local environment.

•
Smart building technology and automation are used across our enterprise to monitor and inform energy management decisions. Centralized utility billing management system effectively tracks energy usage across our U.S. facilities, signaling significant deviations from normal usage consumption patterns. Automatic fault detection and diagnostics software is implemented in approximately 75% of our acute care hospitals to monitor the operations of the heating, ventilation and air conditioning system equipment. Most of these facilities also utilize retro-commissioning and monitoring-based commissioning technologies to effectively control and optimize the systems' operations.
•
All of our newly built facilities, or those undergoing major renovation, are required to meet, or exceed, all federal, state and local energy efficiency codes, use mechanical-electrical-plumbing systems to optimize energy efficiencies and water conservation and be equipped with emergency back-up generators, with 96 hours of fuel. New construction or major renovation projects costing at least $20 million are required to be assessed for Green Globes® and/or U.S. Green Building Council’s Leadership in Energy and Environmental Design certifications. All newly constructed acute care facilities are also expected to achieve an ENERGY STAR® Portfolio Manager Score of 90 or higher.
•
Our facilities have policies and procedures that are compliant with the applicable laws and regulations from the Environmental Protection Agency, local departments of health and other regulators who oversee the responsible disposal of pollution and waste. Our Water Management Program (“WMP”), which is co-managed jointly by a third-party company specializing in water safety, oversees programs for potable and process water (e.g., surgical instrument processing) as well as utility water (e.g., cooling tower, boilers) through active management and hazard control validation. The WPM is designed to ensure safe water throughout our buildings and meets ANSI/ASHRAE Standard 188 (Legionellosis: Risk Management for Building Water Systems). The WPM recently incorporated current ANSI/AAMI ST108: 2023 Water standards for the processing of medical devices and standardized ”flushing protocols” for facilities to use during terminal cleaning process.
•
Our facilities located in the U.K. advanced several environmentally friendly initiatives in 2025 and continued to procure 100% of their electricity from renewable sources. To date, the emission reduction targets for these facilities include:
o
Net zero carbon for direct (Scope 1) and indirect (Scope 2) emissions by 2035.
o
Net zero carbon emissions in supply chain (Scope 3) by 2040.

Our leadership teams use reasonable efforts to manage opportunities and risks related to our facilities, including those related to climate change and other environmental risks.

Revenue and volume trends may be affected by seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, climate change, current local economic and demographic changes. We have facilities in various geographic areas, including states that have a potentially higher risk of experiencing events such as severe weather conditions. Given the location of our facilities, we are susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornadoes. Any significant loss due to a natural disaster may lead to a significant increase in the cost of insurance and/or a reduction in the availability of insurance on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our facilities are located, we may experience increased frequency of severe weather conditions, natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected.

In addition, operations may be subject to increases in energy prices and/or increased government regulation, such as the limiting of greenhouse gas emissions, intended to mitigate the impact of climate change, severe weather patterns, or natural disasters. These could result in additional required capital and/or operational expenditures to comply with such regulation without a corresponding increase in our revenues.

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

An element of our growth strategy is expansion through the acquisition of additional facilities in select markets. The competition to acquire healthcare facilities is significant. We compete for acquisitions with other for-profit healthcare companies, private equity and venture capital firms, as well as not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth, but may not be successful in accomplishing acquisitions on favorable terms.

Relationship with Universal Health Realty Income Trust

At December 31, 2025, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2026 at the same rate in place for 2025, 2024 and 2023, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.6 million during 2025, approximately $5.5 million during 2024 and $5.3 million during 2023.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.0 million during 2025, $1.1 million during 2024 and $0.9 million during 2023, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during 2025, 2024 and 2023. The carrying value of our investment in the Trust was $4.4 million and $5.8 million at December 31, 2025 and 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $30.9 million at December 31, 2025 and $29.3 million at December 31, 2024, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2025 and December 31, 2024 reflects a financial liability of $70.0 million and $73.8 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $21.7 million during 2025 and $21.2 million during 2024.

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

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2026:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35	(c)
Clive Behavioral Health	$2,930,000	December, 2040	50	(d)
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

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments ("FED") owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest. The current lease terms on these two FEDs, which are located in Weslaco and Mission, Texas, are scheduled to end on January 31, 2030. Pursuant to terms of the leases, the lease rates are scheduled to increase 2% per year through the end of the lease terms. Our subsidiaries have four, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and our subsidiaries have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. On this land, the Trust intends to develop, construct and own the Palm Beach Garden Medical Plaza I, an MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the fourth quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which is scheduled to be completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB commenced in February, 2026.

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

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (55)	Chief Executive Officer, President and Director
Alan B. Miller (88)	Executive Chairman of the Board
Steve G. Filton (68)	Executive Vice President, Chief Financial Officer and Secretary
Matthew J. Peterson (56)	Executive Vice President, President of Behavioral Health Division
Edward H. Sim (54)	Executive Vice President, President of Acute Care Division

Mr. Marc D. Miller was appointed Chief Executive Officer and President effective January 1, 2021. He has served as President since May, 2009 and prior thereto served as Senior Vice President and co-head of our Acute Care Hospitals since 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. He was a member of the Board of Directors of Premier, Inc. from 2015 until Premier, Inc. was sold in November, 2025. Marc D. Miller is the son of Alan B. Miller, our Executive Chairman of the Board.

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

Texas: We own 7 inpatient acute care hospitals, 16 free-standing emergency departments, 2 acute outpatient centers and 20 inpatient behavioral healthcare facilities and 14 behavioral healthcare outpatient facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% of our consolidated net revenues during each of 2025 and 2024. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 19% in 2025 and 21% in 2024, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 10 inpatient acute care hospitals, 13 free-standing emergency departments, 4 acute outpatient centers and 4 inpatient behavioral healthcare facilities and 1 behavioral outpatient facility as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% of our consolidated net revenues during each of 2025 and 2024. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 21% in 2025 and 27% in 2024, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals, 4 acute outpatient centers, 9 inpatient behavioral healthcare facilities and 12 behavioral healthcare outpatient facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2025 and 2024. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 13% in 2025 and 12% in 2024, of our income from operations after net income attributable to noncontrolling interest.

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

We derive a significant portion of our revenue from third-party payers, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Legislation adopted on July 4, 2025 (the One Big Beautiful Budget Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility, which includes 9 states where we have facilities, to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. Under current law, and based on our current expectations, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $432 million to $480 million by 2032. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits (“EPTCs”) that expired on December 31, 2025, which is currently undergoing review in the Senate. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us. We are unable to predict the effect of future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. All of these changes may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities which will have a material adverse effect on us. In addition, the vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from governmental payers. If the rates paid or the scope of services covered by governmental payers in the United States or United Kingdom are reduced, there could be a material adverse effect on our business, financial position and results of operations.

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

We expect that government pressure on managed care organizations through static or reduced funding received by these payers from government sources such as through Medicare Advantage plans will in turn increase the pressure on us to not increase or reduce the rates charged by us to patients covered by those plans. We also expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payers could have a material adverse effect on our financial position and our results of operations.

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

In connection with the operations at our George Washington University Hospital and Cedar Hill Regional Medical Center located in Washington, D. C. ( the “District Hospitals”), we recently agreed to the framework of an agreement with The George Washington University ( the “University”) and the faculty medical group, The Medical Faculty Associates, Inc., to change the arrangement among the parties. The transaction, which is pending completion and subject to execution of definitive agreements, is anticipated to close during the second quarter of 2026. Should this transaction be finalized as tentatively agreed, among other things: (i) a new taxable non-profit subsidiary of ours will employ a large number, but not all, of their physicians and allied health professionals who had been part of that group, and; (ii) we will assume financial and management responsibility for that group. With this transaction, there is a risk that some physicians who have traditionally treated their patients at the District Hospitals may choose to not join or remain with the new physician group or treat their patients at the District Hospitals. If the transaction is not consummated, or the anticipated benefits of the transition are not realized, the operations and financial performance of the District Hospitals could be materially adversely impacted which could potentially result in a material adverse effect on our consolidated results of operations.

Continued increase in hospital based physician expenses will materially affect our costs and results of operations.

In our acute care segment, during the past few years we experienced significant increases in hospital-based physician related expenses, especially in the areas of emergency room care and anesthesiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase experienced during the past several years. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations.

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

In addition, in some markets such as California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our results of operations by increasing our salaries, wages and benefits expense, and/or by decreasing our net revenues to the extent we cannot meet those staffing levels. California legislation required the adoption of staffing standards specific to acute psychiatric hospitals and requirements to determine appropriate licensed staffing based on patient acuity and care needs no later than January 31, 2026. While implementation of these standards has been postponed until June 1, 2026, allowing the California Department of Public Health to better assess public comments, the Department has instructed that the implemented ratios are not expected to be less than those already addressed in draft regulatory language. If California increases mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

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

Beginning in federal fiscal year 2028, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care. We receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

We are subject to uncertainties regarding health care reform.

On March 23, 2010, President Obama signed into law the Legislation. Two primary goals of the Legislation are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it was expected that as a result of the Legislation there would be a reduction in uninsured patients, which would reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates. As a result of the 2024 and upcoming 2026 federal elections it remains unclear what portions of that legislation may remain, or what any replacement or alternative programs may be created by future legislation.

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

The Legislation and its implementation have been, and remain, politically controversial. While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Supreme Court which ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. On September 7, 2022, the same Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that the requirement that certain health plans cover services with an “A” or “B” recommendation from the U.S. Preventive Services Task Force without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The matter was ultimately appealed before the U.S. Supreme Court, which in its June 2025 Kennedy v. Braidwood Management decision, opined in favor of HIV preventive care coverage. The impact of this decision on us cannot be predicted.

The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued certain subsidies for individuals to obtain private health insurance under the Legislation through 2025. These enhanced subsidies expired on December 31, 2025. The Trump administration has already taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment.

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

For example, as discussed elsewhere herein, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland has filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court has recently reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. These appeals were recently dismissed by the appellate court without prejudice as premature because the judgments in favor of the first three plaintiffs are neither final nor enforceable at this time. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years. The next trial is tentatively planned to commence in August, 2026.

We are uncertain as to the ultimate financial exposure related to the Cumberland matter (which relate to occurrences in the 2020 policy year) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of December 31, 2025, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $143 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

Changes to U.S. and other countries’ trade policies and other factors beyond our control may adversely impact our business and operating results.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from where our import products or materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. Beginning in February 2025, the U.S. government has imposed or has threatened to impose new tariffs, including on imported products from the European Union, Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. If significant tariffs or other restrictions are imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, there could be significant strain on our supply chains, causing major disruptions in procurement processes and contract negotiations with suppliers due to increased costs, pricing volatility, longer procurement lead times and supply shortages stemming from increased production costs and import restrictions. As a result, we have to attempt to shift increased costs onto insurers and patients (in the form of higher service charges), reduce procurement volumes and delay equipment upgrades to mitigate financial strain. While we continue to evaluate the potential impact of the new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., the European Union, Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

In addition, as of December 31, 2025, we had approximately $4.0 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

As inflationary pressures increase our operating costs, we may be unable to pass on the increased costs associated with providing healthcare services to our patients.

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

Our $700 million, 1.65% senior notes ("2026 Notes") mature on September 1, 2026. Market interest rates have increased significantly since the 2026 Notes were issued in 2021. We expect that we will refinance the 2026 Notes at significantly higher interest rates which will significantly increase our interest expense thereby decreasing our net income attributable to UHS.

Risks Related to Our Common Stock

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2025, 21.3 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares are converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

In October 2025, our Board of Directors authorized a $1.5 billion increase to our stock repurchase program. During 2025, in conjunction with this program, we have repurchased approximately 4.7 million shares at an aggregate cost of approximately $899 million. As of December 31, 2025, we had an aggregate available repurchase authorization of approximately $1.425 billion.

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

As of March 17, 2025, the shares of Class A and Class C Common Stock, which constituted 11.1% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 90.8% of our general voting power as of that date. Also as of that date, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options), which constituted 88.9% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 9.2% of our general voting power as of that date.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity risk management and strategy

Protecting our data, which includes information related to our patients, members, and customers, is a primary area of our focus. Given the critical nature of this information, we have developed and implemented a robust cybersecurity risk management program to assess, identify, and manage risks associated with cybersecurity threats as identified in Item 106(a) of Regulation S-K. Our cybersecurity program is designed to support the confidentiality, integrity, availability, and resilience of our information systems and the continuity of our operations, including those supporting patient care. Cybersecurity is an important and integrated part of our risk management program that identifies, monitors and mitigates business, operational and legal risks.

Our cybersecurity risk management program incorporates a multi-tiered governance and risk assessment structure, including ongoing evaluation of applicable laws and regulations, internal policies and standards, technical vulnerabilities, threat intelligence, and resource adequacy. Such risks include operational, intellectual property theft, fraud, risks that have potential unfavorable impacts on our employees and/or patients, and violation of data privacy or security laws.

To address cybersecurity risks facing our organization, we have adopted a risk-informed and continuously evolving assessment process. We engage a third party to conduct a bi-annual National Institute of Technology-Cyber Security Framework assessment to determine the effectiveness of our program and related controls. The results of that assessment are reviewed by management and used to formulate prioritization of remediation efforts, strategic initiatives, and cybersecurity investments. Likewise, annual penetration tests occur to review the efficacy of our technical controls, results which are reviewed by management and resolved in a timely manner. Other factors that feed into our risk management practices are also operational events and incidents, which can lead to controls being reviewed and enhanced.

Our risk management practices also incorporate lessons learned from operational events, cybersecurity incidents, near misses, and changes in the external threat landscape, including emerging risks associated with ransomware, supply-chain dependencies, and the increasing use of artificial intelligence by threat actors.

We have a mature incident response and recovery program in place in the event a cybersecurity incident occurs. This program defines roles, responsibilities and action plans designed to contain and eradicate the issue and then restore systems, in the event of a major disruption, in a timely manner. Our response planning emphasizes resilience and the ability to maintain critical operations, including clinical and patient-facing services, during and following a cybersecurity event. We regularly conduct tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve our recovery practices. As part of these processes, we regularly engage with assessors, consultants, auditors, and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

We maintain a commercial cybersecurity insurance policy that provides for coverage for losses sustained from cybersecurity incidents, subject to certain deductibles and limitations. However, costs and damages associated with cybersecurity incidents could exceed our commercial insurance coverage which could have a material adverse effect on our business, financial position and results of operations.

Third parties who provide services and solutions to our organization are also a source of cyber risk. Through a third-party risk management program, we review risks associated with these third parties through contractual reviews, vendor risk assessments, and continual risk reviews by monitoring the cybersecurity risk exposure these third parties pose and implementing remediation where necessary. Our program also considers risks arising from vendor concentration and systemic dependencies on third-party service providers supporting critical business and clinical functions, and we seek to implement remediation or risk mitigation measures where appropriate.

Based on the information available as of the date of this Form 10-K, during our fiscal year 2025 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. In making this determination, we considered both quantitative and qualitative factors, including potential impacts to patient care, regulatory compliance, operational continuity, financial performance, and reputation. For more information on risks to us from cybersecurity threats, see “Risks Related to Information Technology - A cyber security incident could cause a violation of HIPAA, breach of patient or other persons privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

Governance of Cybersecurity

Cybersecurity is an integral part of our enterprise risk management program and is an area of focus for our Board of Directors and management. The Audit Committee of our Board of Directors is responsible for oversight of risks from cybersecurity threats. Members of the Audit Committee receive regular updates, including quarterly briefings from our Chief Information Security Officer (“CISO”), regarding cybersecurity matters such as the evolving threat landscape, significant risks, incidents, control maturity, and progress against key cybersecurity initiatives. The Audit Committee provides oversight of management’s approach to mitigating cybersecurity risks and enhancing the organization’s cyber resilience. Senior executive leadership also engage in periodic and ad-hoc discussions with management on cybersecurity topics, including incident response readiness, regulatory developments, and strategic initiatives. In addition, the Board of Directors receives an annual briefing on cybersecurity risks, program maturity, and related governance matters.

Our cybersecurity risk management and strategy processes are overseen by our CISO along with leaders from our information security, compliance, legal and internal audit teams. These leaders collectively possess substantial experience across information security, healthcare compliance, risk management, audit, and technology operations.. They are responsible for monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including oversight of our incident response and recovery capabilities.

ITEM 2. Properties

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers (1)	Aiken, South Carolina	211	Leased
Aurora Pavilion Behavioral Health Services (1)	Aiken, South Carolina	62	Leased
ER at Sweetwater	North Augusta, South Carolina	—	Owned
Cedar Hill Regional Medical Center	Washington, D.C.	142	Leased
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	339	Owned
ER at Valley Vista	North Las Vegas, Nevada	—	Owned
ER at West Craig	Las Vegas, Nevada	—	Owned
Corona Regional Medical Center	Corona, California	259	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors Hospital of Laredo (6)	Laredo, Texas	183	Owned
Doctors Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Doctors Hospital Emergency Room South	Laredo, Texas	—	Leased
Doctors Hospital Emergency Room Wright Ranch	Laredo, Texas	—	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (16)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	303	Owned
ER at Cadence	Henderson, Nevada	—	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Lakewood Ranch, Florida	120	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
ER at Palma Sola	Bradenton, Florida	—	Owned
ER at Sun City Center	Wimauma, Florida	—	Owned
Manatee ER at Bayshore Gardens	Bradenton, Florida	—	Owned
Northern Nevada Medical Center	Sparks, Nevada	124	Owned
Northwest Specialty Hospital (Behavioral Health/Acute Rehabilitation)	Reno, Nevada	70	Owned
Sierra Medical Center	Reno, Nevada	158	Owned
ER at Damonte Ranch	Reno, Nevada	—	Owned
ER at McCarran NW	Reno, Nevada	—	Owned
ER at North Valleys	Reno, Nevada	—	Owned
ER at Spanish Springs	Sparks, Nevada	—	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
Northwest Texas Healthcare System Behavioral Health	Amarillo, Texas	90	Owned
Northwest Emergency at Eastern	Amarillo, Texas	—	Owned
Northwest Emergency at Tascosa	Amarillo, Texas	—	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	190	Owned
South Texas Health System (2)
South Texas Health System Edinburg/South Texas Health System Children’s (2)	Edinburg, Texas	294	Owned
South Texas Health System Behavioral (2)	Edinburg, Texas	134	Owned
South Texas Health System Heart (2)	McAllen, Texas	60	Owned
South Texas Health System McAllen (1) (2)	McAllen, Texas	431	Leased
South Texas Health System ER Alamo (2)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (1) (2)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Pharr (2)	Pharr, Texas	—	Owned
South Texas Health System ER Ware Road (2)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (1) (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Southwest Healthcare Inland Valley Hospital	Wildomar, California	120	Owned
Southwest Healthcare Rancho Springs Hospital	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
Spring Mountain Sahara (Behavioral Health)	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center (Behavioral Health)	Las Vegas, Nevada	110	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
Valley Health Specialty Hospital	Las Vegas, Nevada	66	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	490	Owned
ER at South Summerlin	Las Vegas, Nevada	—	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Sherman, Texas	60	Owned
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned
Elite Medical Center (ER)	Las Vegas, Nevada	—	Owned
ER at Desert Springs	Las Vegas, Nevada	—	Owned
ER at North Las Vegas	North Las Vegas, Nevada	—	Owned
Wellington Regional Medical Center (1)	Wellington, Florida	235	Leased
ER at Westlake	Westlake, Florida	—	Leased
West Henderson Hospital…………………………………..	Henderson, Nevada	150	Owned

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
Arbour Hospital	Jamaica Plain, Massachusetts	142	Owned
Arrowhead Behavioral Health (13)	Maumee, Ohio	48	Owned
Aspen Grove Behavioral Hospital	Orem, Utah	94	Owned
Austin Oaks Hospital	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	127	Owned
Benchmark Behavioral Health Systems	Woods Cross, Utah	94	Owned
BHC Alhambra Hospital	Rosemead, California	109	Owned
Black Bear Lodge	Sautee Nacoochee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Brentwood Behavioral Healthcare	Flowood, Mississippi	133	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
The Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
The Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Healing Center	Phoenix, Arizona	68	Owned
Canyon Creek Behavioral Health (1)	Temple, Texas	102	Leased
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek Hospital	St. Johns, Michigan	72	Owned
Cedar Hills Hospital (7)	Portland, Oregon	98	Owned
Cedar Ridge Behavioral Hospital	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Behavioral Hospital at Bethany	Bethany, Oklahoma	56	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Hospital	Colorado Springs, Colorado	110	Owned
Centennial Peaks Hospital	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	66	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (1) (11)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	148	Owned
Copper Hills Youth Center	West Jordan, Utah	164	Owned
Coral Shores Behavioral Health	Stuart, Florida	80	Owned
Cumberland Hall Hospital	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital for Children and Adolescents	New Kent, Virginia	106	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Behavioral Health System	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	61	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Dover Behavioral Health System	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairfax
Fairfax Behavioral Health	Kirkland, Washington	157	Owned
Fairfax Behavioral Health—Everett	Everett, Washington	30	Leased
Fairfax Behavioral Health—Monroe	Monroe, Washington	34	Leased
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Behavioral Health Center	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	122	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Center	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	220	Owned
Fuller Hospital	Attleboro, Massachusetts	109	Owned
Garfield Park Behavioral Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Granite Hills Hospital	West Allis, Wisconsin	120	Leased
Gulf Coast Treatment Center	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westampton, New Jersey	120	Owned
Hanover Hill Behavioral Health (19)	Bethlehem, PA	144	Leased
Harbor Point Behavioral Health Center	Portsmouth, Virginia	186	Owned
Hartgrove Behavioral Health System	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	253	Owned
Heartland Behavioral Health Services	Nevada, Missouri	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Heritage Oaks Patient Enrichment Center	Sacramento, California	16	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Littleton, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	221	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
HRI Hospital	Brookline, Massachusetts	66	Owned
The Hughes Center	Danville, Virginia	96	Owned
Inland Northwest Behavioral Health (9)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center for Behavioral Health	Norfolk, Virginia	106	Owned
KeyStone Center	Chester, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (8)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	132	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Healthcare	Stauton, Virginia	42	Owned
Lighthouse Behavioral Health Hospital	Conway, South Carolina	105	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
McDowell Center for Children	Dyersburg, Tennessee	28	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Meridell Achievement Center	Liberty Hill, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Metropolitan Behavioral Health (15)	Dearborn, MI	144	Leased
Michael’s House	Palm Springs, California	60	Owned
Michiana Behavioral Health	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	75	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	120	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	129	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	66	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	60	Owned
Okaloosa Youth Academy	Crestview, Florida	77	Leased
Old Vineyard Behavioral Health Services	Winston-Salem, North Carolina	164	Owned
Palm Point Behavioral Health	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	65	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion Behavioral Health System	Champaign, Illinois	122	Owned
Peachford Hospital	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Behavioral Healthcare System	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	132	Owned
Provo Canyon School	Provo, Utah	226	Owned
Psychiatric Institute of Washington	Washington, D.C.	152	Owned
Quail Run Behavioral Health	Phoenix, Arizona	116	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Hospital	Bowling Green, Kentucky	149	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
River Oaks Hospital	Harahan, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
River Vista Behavioral Health	Madera, California	128	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
Rockford Center	Newark, Delaware	148	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury Treatment Center	Shippensburg, Pennsylvania	112	Owned
Saint Simons By-The-Sea	Saint Simons Island, Georgia	101	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Residential Treatment Center	Jupiter, Florida	149	Owned
Sea Grove Recovery	Mt. Pleasant, South Carolina	41	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Southeast Behavioral Health (14)	Cape Girardeau, Missouri	102	Owned
Southridge Behavioral Hospital	Byron Center, Michigan	96	Owned
Springwoods Behavioral Health	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Healthcare System	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
SummitRidge Hospital	Lawrenceville, Georgia	106	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	137	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	136	Owned
Three Rivers Midlands	West Columbia, South Carolina	64	Owned
Turning Point Care Center	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Health System	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Via Linda Behavioral Hospital (12)	Scottsdale, Arizona	120	Leased
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs Center	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare of Clearwater	Clearwater, Florida	144	Owned
Windsor Laurelwood Center for Behavioral Medicine	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	137	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Adarna House	Bradford, UK	9	Owned
Adele Cottages	Rainworth, UK	4	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned
Beacon House Lower	Bradford, UK	8	Owned
Beacon House Upper	Bradford, UK	8	Owned
Beckly	Halifax, UK	12	Owned
Beeches	Retford, UK	12	Owned
Birches	Newark, UK	6	Owned
Broadoak	Newnham, UK	33	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Macclesfield, UK	20	Owned
Bryn Y Wawr	Llandeilo, UK	10	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Mansfield Woodhouse, UK	6	Owned
Clynsaer	Llandovery, UK	11	Owned
Colchester – Chestnut Court	Essex, UK	8	Owned
Conifers	Derby, UK	7	Owned
Cygnet Acer	Chesterfield, UK	14	Owned
Cygnet Acer 2	Chesterfield, UK	14	Owned
Cygnet Alders Clinic	Gloucester, UK	20	Owned
Cygnet Appletree	Meadowfield, UK	26	Owned
Cygnet Aspen Clinic	Doncaster, UK	16	Owned
Cygnet Aspen House	Doncaster, UK	20	Owned
Cygnet Bostall House	Abbey Wood, UK	6	Owned
Cygnet Brunel	Bristol, UK	32	Owned
Cygnet Cedar Vale	East Bridgeford, UK	16	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Cedars	Birmingham, UK	24	Owned
Cygnet Churchill	London, UK	57	Owned
Cygnet Delfryn House	Flintshire, UK	28	Owned
Cygnet Delfryn Lodge	Flintshire, UK	24	Owned
Cygnet Elms	Birmingham, UK	10	Owned
Cygnet Fountains	Blackburn, UK	34	Owned
Cygnet Grange	Sutton-in-Ashfield, UK	8	Owned
Cygnet Heathers	West Bromwich, UK	20	Owned
Cygnet Hospital—Beckton	London, UK	62	Owned
Cygnet Hospital—Bierley	Bradford, UK	63	Owned
Cygnet Hospital—Blackheath	London, UK	32	Leased
Cygnet Hospital—Bury	Bury, UK	187	Owned
Cygnet Hospital—Clifton	Nottingham, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Elowen	Heanor, UK	24	Owned
Cygnet Hospital—Godden Green	Sevenoaks, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	64	Owned
Cygnet Hospital—Hexham	Hexham, UK	27	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Hospital—Kidsgrove	Stoke on Trent, UK	31	Owned
Cygnet Hospital—Maidstone	Maidstone, UK	65	Owned
Cygnet Hospital—Oldbury .	Oldbury, UK	27	Owned
Cygnet Hospital—Sheffield	Sheffield, UK	57	Owned
Cygnet Hospital—Sherwood	Mansfield, UK	44	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	57	Owned
Cygnet Hospital—Woking	Woking, UK	62	Owned
Cygnet Hospital—Wolverhampton	Wolverhampton, UK	29	Owned
Cygnet Hospital—Wyke	Bradford, UK	52	Owned
Cygnet Hospital Colchester - Highwoods	Colchester, UK	20	Owned
Cygnet Hospital Colchester - Larch Court	Essex, UK	4	Owned
Cygnet Hospital Colchester - Oak Court	Essex, UK	12	Owned
Cygnet Hospital Colchester - Ramsey	Colchester, UK	21	Owned
Cygnet Joyce Parker Hospital	Coventry, UK	57	Owned
Cygnet Kenney House	Oldham, UK	44	Owned
Cygnet Lodge	Sutton-in-Ashfield, UK	8	Owned
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Lodge—Kenton	Middlesex, UK	15	Owned
Cygnet Lodge—Lewisham	London, UK	17	Owned
Cygnet Lodge—Salford	Manchester, UK	24	Owned
Cygnet Lodge—Woking	Woking, UK	32	Owned
Cygnet Manor	Shirebrook, UK	20	Owned
Cygnet Newham House	Middlesbrough, UK	20	Owned
Cygnet Newtown House	Blackpool, UK	21	Owned
Cygnet Nield House	Crewe, UK	30	Owned
Cygnet Oaks	Barnsley, UK	35	Owned
Cygnet Paddocks	Widnes, UK	30	Owned
Cygnet Pindar House	Barnsley, UK	22	Owned
Cygnet Raglan House	West Midlands, UK	25	Owned
Cygnet Sedgley House	Wolverhampton, UK	20	Owned
Cygnet Sedgley Lodge	Wolverhampton, UK	14	Owned
Cygnet Sherwood House	Mansfield, UK	30	Owned
Cygnet Sherwood Lodge	Mansfield, UK	17	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet St. Augustine’s	Stoke on Trent, UK	32	Owned
Cygnet St. Teilo House	Gwent, UK	23	Owned
Cygnet St. Williams	Darlington, UK	12	Owned
Cygnet Storthfield House	Derbyshire, UK	22	Owned
Cygnet Victoria House	Darlington, UK	26	Owned
Cygnet Views	Matlock, UK	10	Owned
Cygnet Wallace Hospital	Dundee, UK	18	Owned
Cygnet Wast Hills	Birmingham, UK	26	Owned
The Daley Care Centre	Sheffiled, UK	24	Owned
Dean Grange	Newnham, UK	5	Owned
Dene Brook	Rotherham, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley Mews	Barnsley, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Newark, UK	8	Owned
Fairways	Ipswich, UK	8	Owned
The Fields	Sheffield, UK	54	Owned
Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hansa Lodge	Rainham, UK	5	Owned
Hawkstone	Keighley, UK	10	Owned
Hollyhurst	Darlington, UK	19	Owned
Hope House	Hartlepool, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale House	Huddersfield, UK	10	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Malborn & Teroan	Mansfield, UK	6	Owned
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Milestone	Cinderford, UK	4	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Nightingale	Dorset, UK	10	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Old Vicarage	Hungerford, UK	13	Owned
The Old Vicarage (Blakeney)	Blakeney, UK	13	Owned
The Orchards	Essex, UK	5	Owned
Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pines	Mansfield Woodhouse, UK	7	Owned
Ranaich House	Dunblane, UK	14	Owned
Redlands	Darlington, UK	5	Owned
Redmarley	Redmarley, UK	19	Owned
Rhyd Alyn	Flintshire, UK	6	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
River View	Darlington, UK	4	Owned
Riverside House	Newnham, UK	12	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
4, 5, 7 The Sycamores	South Normanton, UK	6	Owned
15 The Sycamores	South Normanton, UK	4	Owned
Tabley House Nursing Home	Knutsford, UK	51	Leased
Thistle House	Dundee, UK	10	Owned
Thornfield Grange	Bishop Auckland, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Lockerbie, UK	13	Owned
Trinity Lodge	Lockerbie, UK	6	Owned
Tupwood Gate Nursing Home	Caterham, UK	35	Owned
Ty Alarch	Merthyr Tydfil	6	Owned
1Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Willow House	Birmingham, UK	8	Owned
Woodcross & Turls Hill	Wolverhampton, UK	8	Owned
Woodrow House	Stockport, UK	9	Owned
Woodrowe House	Markfield, UK	37	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned

Behavioral Health Care Outpatient Facilities

We own and operate 119 behavioral health care outpatient facilities consisting of 110 facilities located in 25 states in the U.S., 7 facilities located in Puerto Rico, and 2 facilities located in the United Kingdom.

Acute Care Outpatient Facilities and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest

Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cardiovascular Institute of Amarillo	Amarillo, TX	Leased
Cornerstone Regional Hospital (3)	Edinburg, Texas	Leased
Great Basin Surgery Center	Reno, Nevada	Leased
Las Vegas Institute for Advanced Surgery (18)	Las Vegas, NV	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Wellington Surgical Center (5)	Royal Palm Beach, Florida	Leased
Personalized Radiation Oncology (17)	Reno, Nevada	Leased
Quail Surgical and Pain Management Center (10)	Reno, Nevada	Leased
Riverside Medical Clinic Surgery Center

Acute Care Outpatient Facilities and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest

Brockton - RMC Surgery Center	Riverside, California	Leased
Temescal Valley - RMC Surgery Center	Temescal Valley, California	Leased
Riverside Medical Clinic - Brockton/Riverside	Riverside, California	Leased
The Surgery Center of Aiken	Aiken, South Carolina	Owned
Temecula Valley Day Surgery (4)	Murrieta, California	Leased

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
(17)
We own a noncontrolling ownership interest of 30% in the entity that operates this facility that is managed by a third-party.
(18)
We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.
(19)
We manage and hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by an unaffiliated third party. The facility opened on January 13, 2026.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $111 million in 2025, $110 million in 2024 and $107 million in 2023.

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

The number of stockholders of record as of January 31, 2026, were as follows:

Class A Common	12
Class B Common	223
Class C Common	1
Class D Common	76

Stock Repurchase Programs

As of January 1, 2025, we had an aggregate available repurchase authorization of $824.4 million under our stock repurchase program. In October, 2025, our Board of Directors authorized a $1.5 billion increase in our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

As reflected below, during the fourth quarter of 2025, we have repurchased approximately 1.46 million shares at an aggregate cost of approximately $333.5 million (average price of $228.30 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended December 31, 2025, 82,066 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. For the year ended December 31, 2025, we have repurchased approximately 4.65 million shares at an aggregate cost of approximately $899.3 million (average price of $193.38 per share). In addition, for the year ended December 31, 2025, 369,891 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

As of December 31, 2025, we had an aggregate available repurchase authorization of $1.4 billion pursuant to our stock repurchase program.

During the period of October 1, 2025 through December 31, 2025, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (1)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs (2)	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2025	1,500,000	63,645	—	$0.01	—	$—	$—	$1,758,547
November, 2025	—	750,196	—	$0.01	735,622	$231.23	$170,097	$1,588,450
December, 2025	—	728,847	—	$0.01	725,000	$225.33	$163,364	$1,425,086
Total October through December	$1,500,000	1,542,688	—	$0.01	1,460,622	$228.30	$333,461

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

Dividends

During the year ended December 31, 2025 we paid dividends of $0.80 per share. Dividend equivalents are accrued on unvested restricted stock units and are paid upon vesting of the restricted stock unit.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five-year period ended December 31, 2025. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2021 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., and Tenet Healthcare Corporation.

Comparison of Cumulative Five Year Total Return
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
Universal Health Services
S&P 500 Index
Peer Group

Company Name / Index	2020 Base	2021	2022	2023	2024	2025
Universal Health Services, Inc.	$100.00	$94.84	$103.72	$112.89	$133.42	$162.79
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$158.38	$146.42	$167.55	$186.90	$283.61

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024. For discussion of our results of operations and changes in our financial condition for the year ended December 31, 2024 as compared to the year ended December 31, 2023, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 26, 2025.

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 25, 2026, we owned and/or operated 375 inpatient facilities and 168 outpatient and other facilities located in 40 states, Washington, D.C., the United Kingdom and Puerto Rico. We have changed the method of our outpatient behavioral health care facility counts during the third quarter of 2025 and substantially all of the increase from prior periods is related to that change in convention.

Acute care facilities located in the U.S.:

•
29 inpatient acute care hospitals;
•
35 free-standing emergency departments, and;
•
13 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (346 inpatient facilities and 119 outpatient facilities):

Located in the U.S.:

•
182 inpatient behavioral health care facilities, and;
•
110 outpatient behavioral health care facilities.

Located in the U.K.:

•
161 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities;
•
7 outpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for approximately 57% of our consolidated net revenues during each of 2025 and 2024. Net revenues from our behavioral health care facilities and commercial health insurer accounted for approximately 43% of our consolidated net revenues during each of 2025 and 2024.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $1.001 billion in 2025 and $880 million in 2024. Total assets at our U.K. behavioral health care facilities were approximately $1.531 billion as of December 31, 2025 and $1.358 billion as of December 31, 2024.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report on Form 10-K for the year ended December 31, 2025, and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors, and other important factors disclosed in this report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Washington, D.C., Illinois, Pennsylvania, Kentucky, Florida, Tennessee, Virginia, Massachusetts, Michigan, Mississippi and Washington. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
•
legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. Under current law, and based on our current expectations, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $432 million to $480 million by 2032. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025, which is currently undergoing review in the Senate. We cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities;
•
there are additional legislative changes that are likely to result in major changes in the health care delivery system on a national or state level, including changes in the structure and administration of, and funding for, federal and state agencies and programs. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, has increased exchange enrollment. These enhanced subsidies expired on December 31, 2025;
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
•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In the past, staffing shortages have, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. Additionally, California is in the process of implementing staffing standards specific to acute psychiatric hospitals and requirements to determine appropriate staffing based on patient acuity and care needs, which are expected to take effect on June 1, 2026. This can further increase our costs and limit our revenue if we are required to limit the number of patients at our California facilities;
•
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
•
the increase in interest rates during the past few years has increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of increased borrowing rates have adversely impacted our results of operations, financial condition and cash flows. We cannot predict future changes to interest rates, however, significant increases in our borrowing rates could have a material unfavorable impact on our future results of operations. Our $700 million, 1.65% senior notes ("2026 Notes") mature on September 1, 2026. Market interest rates have increased significantly since the 2026 Notes were issued in 2021. We expect that we will refinance the 2026 Notes at significantly higher interest rates which will significantly increase our interest expense thereby decreasing our net income attributable to UHS;
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
•
as of early February 2026, Congress has passed and the President has signed a consolidated appropriations package providing fiscal year 2026 funding for the majority of federal agencies, while lawmakers continue to negotiate and consider outstanding appropriations legislation for the Department of Homeland Security. In the past several years political disputes concerning authorization of a federal budget have led to shutdown of substantial portions of the federal government and other federal budget authorization delays have occurred. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by the federal government shutdown;

•
as part of the Consolidated Appropriations Act of 2021 (the "CAA"), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The CAA prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued rules to implement the legislation. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost;
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
•
our ability to achieve operating and financial targets, develop and execute plans to offset to the extent possible impacts from the recent regulatory changes, including the enactment of the One Big Beautiful Bill Act and the expiration of EPTCs, and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services;
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, as disclosed in Note 8 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, including, but not limited to, the jury verdict returned against Cumberland Hospital for Children and Adolescents located in New Kent, Virginia, an indirect subsidiary of ours, and the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours;
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
•
our ability to implement technology and other programs to drive efficiencies, and improve patient outcomes and experiences, and the risks associated with the use of technologies by us or our services providers;

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
•
uninsured and self-pay patients treated at our facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
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

Revenue Recognition:

Patient services provided in the U.S.: We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans, which represent explicit price concessions, are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicaid State Directed Payments, Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements.

Behavioral health care services provided in the U.K.: The majority of the revenues generated by our behavioral health care facilities located in the U.K. are recorded pursuant to contracts with the National Health Service and other local governments for services including the following: behavioral health care services, rehabilitation services, residential homes, nursing homes, supported living services and specialist day services.

Commercial health insurer - certain acute care markets: The majority of the revenues generated by our commercial health insurer conducting business in certain acute care markets relate to Medicare Advantage premiums which are determined by the Centers for Medicare and Medicaid Services ("CMS") utilizing a risk adjustment model that apportions premiums paid to health plans according to health and geographic factors. Risk score adjustments result in retroactive premium adjustments. The revenue adjustments are recognized when the amount is determinable and collectability or liability is reasonably assured. CMS also uses a star rating system which is derived from comprehensive evaluations of member satisfaction, quality of care and operational efficiency. In addition, our insurer also generates revenues from premiums for coverage under membership contracts with employer groups and individuals.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2025 or 2024 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2025 and 2024:

	(dollar amounts in thousands)
	2025		2024
	Amount	%	Amount	%
Charity care	$984,235	25%	$819,681	23%
Uninsured discounts	2,964,840	75%	2,677,026	77%
Total uncompensated care	$3,949,075	100%	$3,496,707	100%

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

	(amounts in thousands)
	2025	2024
Estimated cost of providing charity care	$87,756	$75,227
Estimated cost of providing uninsured discounts	264,349	245,687
Estimated cost of providing uncompensated care	$352,105	$320,914

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

We performed an impairment assessment as of October 1, 2025 which indicated no impairment of goodwill. There was no goodwill impairment during 2024.

Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Non-Marketable Securities: Non-marketable securities that we hold are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other (income) expense, net. We recorded an unrealized pre-tax gain of $93 million during the year ended December 31, 2025.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2025.

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

Legislation adopted on July 4, 2025 attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditures and the legislation also places limits on provider taxes used to increase federal Medicaid funding to states. In addition, insurance exchange subsidies expired on December 31, 2025 which could unfavorably impact insurance exchange enrollment. Extension of these subsidies is currently the subject of Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. As these provisions become effective over the next several years, they may be expected to reduce our revenues and likely increase the level of uncompensated care provided by our facilities. Please see Sources of Revenue below for additional disclosure related to Medicaid supplemental payment programs in various states in which we operate.

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

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$17,364,829	100.0%	$15,827,935	100.0%
Operating charges:
Salaries, wages and benefits	8,084,582	46.6%	7,518,687	47.5%
Other operating expenses	4,860,246	28.0%	4,308,384	27.2%
Supplies expense	1,659,009	9.6%	1,587,786	10.0%
Depreciation and amortization	618,743	3.6%	584,831	3.7%
Lease and rental expense	148,234	0.9%	146,433	0.9%
Subtotal-operating expenses	15,370,814	88.5%	14,146,121	89.4%
Income from operations	1,994,015	11.5%	1,681,814	10.6%
Interest expense, net	156,068	0.9%	186,109	1.2%
Other (income) expense, net	(134,194)	-0.8%	(2,231)	0.0%
Income before income taxes	1,972,141	11.4%	1,497,936	9.5%
Provision for income taxes	460,959	2.7%	334,827	2.1%
Net income	1,511,182	8.7%	1,163,109	7.3%
Less: Net income (loss) attributable to noncontrolling interests	22,386	0.1%	21,012	0.1%
Net income attributable to UHS	$1,488,796	8.6%	$1,142,097	7.2%

Net revenues increased by 9.7%, or $1.54 billion, to $17.36 billion during 2025 as compared to $15.83 billion during 2024. The increase in net revenues was primarily attributable to:

•
a $1.25 billion or 8.2% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “Same Facility”), and;
•
$287 million of other combined net increases consisting primarily of the combined net revenues generated during 2025 at two newly constructed acute care hospitals located in Las Vegas, Nevada (West Henderson Hospital which opened during the fourth quarter of 2024) and Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025).

Income before income taxes increased by $474 million, or 32%, to $1.97 billion during 2025 as compared to $1.50 billion during 2024. The increase was attributable to:

•
an increase of $207 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $105 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
an increase of $93 million from an unrealized gain recorded during 2025 in connection with our minority ownership in a healthcare generative artificial intelligence company;
•
an increase of $30 million from a decrease in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
an increase of $16 million from an increase in the market value of certain equity securities that were sold during the fourth quarter of 2025, and;

•
$23 million of other combined net increases.

Net income attributable to UHS increased by $347 million, or 30%, to $1.49 billion during 2025 as compared to $1.14 billion during 2024. This increase was attributable to:

•
a $474 million in income before income taxes, as discussed above;
•
a decrease of $1 million due to an increase in the net income/loss attributable to noncontrolling interests, and;
•
a decrease of $126 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $474 million increase in income before income taxes, and; (ii) a $12 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with "ASU 2016-09", Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

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

As a result of unfavorable trends experienced during the past few years, our results of operations included increases to our reserves for self-insured professional and general liability claims amounting to $45 million during 2025 and $79 million during 2024. During 2025, approximately $27 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $18 million is included in our behavioral health services’ results. During 2024, approximately $54 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $25 million is included in our behavioral health services’ results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the years ended December 31, 2025 and 2024.

	Same Facility Basis		All
	2025	2024	2025	2024
Average licensed beds	6,830	6,763	7,073	6,763
Average available beds	6,658	6,591	6,901	6,591
Patient days	1,621,440	1,621,966	1,657,502	1,621,966
Average daily census	4,442.3	4,431.6	4,541.1	4,431.6
Occupancy-licensed beds	65.0%	65.5%	64.2%	65.5%
Occupancy-available beds	66.7%	67.2%	65.8%	67.2%
Admissions	339,174	334,918	347,736	334,918
Length of stay	4.8	4.8	4.8	4.8

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

The following table summarizes the results of operations for our acute care hospital services on a Same Facility basis and is used in the discussions below for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$9,323,647	100.0%	$8,590,209	100.0%
Operating charges:
Salaries, wages and benefits	3,687,017	39.5%	3,518,909	41.0%
Other operating expenses	2,664,397	28.6%	2,384,758	27.8%
Supplies expense	1,397,254	15.0%	1,360,652	15.8%
Depreciation and amortization	361,988	3.9%	367,822	4.3%
Lease and rental expense	100,678	1.1%	98,777	1.1%
Subtotal-operating expenses	8,211,334	88.1%	7,730,918	90.0%
Income from operations	1,112,313	11.9%	859,291	10.0%
Interest (income) expense, net	5,975	0.1%	6,339	0.1%
Other (income) expense, net	(21,163)	-0.2%	(1,882)	0.0%
Income before income taxes	$1,127,501	12.1%	$854,834	10.0%

During 2025, as compared to 2024, net revenues from our acute care hospital services, on a Same Facility basis, increased by $733 million or 8.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $273 million, or 32%, amounting to $1.13 billion, or 12.1% of net revenues during 2025, as compared to $855 million, or 10.0% of net revenues during 2024.

During 2025, net revenue per adjusted admission increased by 5.4% while net revenue per adjusted patient day increased by 6.8%, as compared to 2024. During 2025, as compared to 2024, inpatient admissions to our acute care hospitals increased by 1.3% while adjusted admissions increased by 1.6%. Patient days at these facilities remained relatively flat and adjusted patient days increased by 0.3% during 2025, as compared to 2024. During each of the years ended December 31, 2025 and 2024, the average length of inpatient stay at these facilities was 4.8 days and the occupancy rate, based on the average available beds at these facilities, was 67%. Included in our acute care hospital services net revenues during 2025, as compared to 2024 (on a Same Facility basis), was a $176 million, or 32.6%, increase in net revenues generated by our commercial health insurer (due to an increase in membership).

On a Same Facility basis, during 2025, as compared to 2024, salaries, wages and benefits expense increased by $168 million, or 4.8%. Contributing to the increase in salaries, wages and benefits was an increase in our patient volumes during 2025 as compared to 2024. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.5% during 2025 as compared to 41.0% during 2024.

Other operating expenses increased by $280 million, or 11.7%, during 2025 as compared to 2024. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $177 million, or 34.6% (due primarily to an increase in membership), during 2025 as compared to 2024. In addition, as discussed above in Results of Operations-Adjustments to Self-Insured Professional and General Liability Reserves, included in the other operating expenses of our acute care hospital services during 2025, as compared to 2024, was a $27 million decrease in the adjustments made to our self-insured professional and general liability reserves that was applicable to our acute care facilities. Excluding these expense items from each year, other operating expenses increased by $130 million, or 7.1%. Contributing to the increase during 2025, as compared to 2024, was a $49 million, or 7.8%, increase in physician expenses incurred at certain hospitals. As a percentage of net revenues, other operating expenses increased to 28.6% during 2025, as compared to 27.8% during 2024.

Supplies expense increased by $37 million, or 2.7%, during 2025 as compared to 2024. As a percentage of net revenues, supplies expense decreased to 15.0% during 2025, as compared to 15.8% during 2024.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2025 and 2024. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the operating results of recently opened/acquired facilities and businesses. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$9,925,907	100.0%	$8,944,288	100.0%
Operating charges:
Salaries, wages and benefits	3,797,810	38.3%	3,523,526	39.4%
Other operating expenses	3,179,922	32.0%	2,747,066	30.7%
Supplies expense	1,426,059	14.4%	1,360,758	15.2%
Depreciation and amortization	388,804	3.9%	368,717	4.1%
Lease and rental expense	101,622	1.0%	99,066	1.1%
Subtotal-operating expenses	8,894,217	89.6%	8,099,133	90.6%
Income from operations	1,031,690	10.4%	845,155	9.4%
Interest (income) expense, net	6,285	0.1%	6,339	0.1%
Other (income) expense, net	(21,533)	-0.2%	(1,305)	0.0%
Income before income taxes	$1,046,938	10.5%	$840,121	9.4%

During 2025, as compared to 2024, net revenues from our acute care hospital services increased by $982 million, or 11.0%, due to: (i) the $733 million, or 8.5% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $249 million consisting primarily of $182 million of combined net revenue increases at two new acute care hospitals, as mentioned above, and a $59 million increase in provider tax assessments.

Income before income taxes increased by $207 million, or 25%, to $1.05 billion, or 10.5% of net revenues during 2025, as compared to $840 million, or 9.4% of net revenues during 2024. The increase resulted primarily from: (i) the $273 million, or 32%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by; (ii) a $49 million pre-tax loss incurred during 2025 at Cedar Hill Regional Medical Center, and; (iii) an $18 million legal reserve established during 2025 (third quarter) in connection with the verdict in the Pinnacle litigation in Washoe County, Nevada, against certain subsidiaries of ours, as disclosed herein.

During 2025, as compared to 2024, salaries, wages and benefits expense increased by $274 million, or 7.8%. The increase was due primarily to the above-mentioned $168 million increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned new acute care hospitals.

Other operating expenses increased by $433 million, or 15.8%, during 2025 as compared to 2024. The increase was due to: (i) the $280 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $59 million increase in provider tax assessments; (iii) a combined increase of $75 million in operating expenses incurred at the two above-mentioned new acute care hospitals, and; (iv) the above-mentioned $18 million legal reserve established during 2025.

Supplies expense increased by $65 million, or 4.8%, during 2025 as compared to 2024. The increase was due to the above-mentioned $37 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred at the two above-mentioned new acute care hospitals.

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the years ended December 31, 2025 and 2024.

	Same Facility Basis		All
	2025	2024	2025	2024
Average licensed beds	24,087	23,909	24,342	24,274
Average available beds	23,987	23,809	24,242	24,187
Patient days	6,415,058	6,344,903	6,476,268	6,426,265
Average daily census	17,575.5	17,335.8	17,743.2	17,558.1
Occupancy-licensed beds	73.0%	72.5%	72.9%	72.3%
Occupancy-available beds	73.3%	72.8%	73.2%	72.6%
Admissions	469,571	467,508	473,071	473,081
Length of stay	13.7	13.6	13.7	13.6

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

The following table summarizes the results of operations for our behavioral health care services, on a Same Facility basis, and is used in the discussions below for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,185,336	100.0%	$6,668,971	100.0%
Operating charges:
Salaries, wages and benefits	3,876,831	54.0%	3,574,879	53.6%
Other operating expenses	1,338,907	18.6%	1,263,911	19.0%
Supplies expense	234,606	3.3%	228,606	3.4%
Depreciation and amortization	217,375	3.0%	204,197	3.1%
Lease and rental expense	45,178	0.6%	45,626	0.7%
Subtotal-operating expenses	5,712,897	79.5%	5,317,219	79.7%
Income from operations	1,472,439	20.5%	1,351,752	20.3%
Interest expense, net	4,021	0.1%	4,027	0.1%
Other (income) expense, net	(2,107)	0.0%	(3,480)	-0.1%
Income before income taxes	$1,470,525	20.5%	$1,351,205	20.3%

During 2025, as compared to 2024, net revenues from our behavioral health services, on a Same Facility basis, increased by $516 million or 7.7%. Income before income taxes increased by $119 million, or 8.8%, amounting to $1.47 billion, or 20.5% of net revenues during 2025, as compared to $1.35 billion, or 20.3% of net revenues during 2024.

During 2025, net revenue per adjusted admission increased by 7.5% while net revenue per adjusted patient day increased by 6.8%, as compared to 2024. During 2025, as compared to 2024, inpatient admissions to our behavioral health care hospitals increased by 0.4% and adjusted admissions increased by 0.2%. Patient days at these facilities increased by 1.1% and adjusted patient days increased by 0.9% during 2025, as compared to 2024. The average length of inpatient stay at these facilities was 13.7 days and 13.6 days during 2025 and 2024, respectively. During each of the years ended December 31, 2025 and 2024, the occupancy rate, based on the average available beds at these facilities, was 73%.

On a Same Facility basis during 2025, as compared to 2024, salaries, wages and benefits expense increased by $302 million or 8.4%. The increase during 2025, as compared to 2024, was due to a 4.7% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.5% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 54.0% during 2025 as compared to 53.6% during 2024.

Other operating expenses increased by $75 million, or 5.9%, during 2025 as compared to 2024. As a percentage of net revenues, other operating expenses decreased to 18.6% during 2025 as compared to 19.0% during 2024.

Supplies expense increased by $6 million, or 2.6%, during 2025 as compared to 2024. As a percentage of net revenues, supplies expense decreased slightly to 3.3% during 2025 as compared to 3.4% during 2024.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2025 and 2024. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts, as applicable, including the results of facilities that were acquired, opened or closed during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,425,500	100.0%	$6,873,090	100.0%
Operating charges:
Salaries, wages and benefits	3,893,474	52.4%	3,590,956	52.2%
Other operating expenses	1,566,405	21.1%	1,443,857	21.0%
Supplies expense	235,422	3.2%	229,527	3.3%
Depreciation and amortization	220,464	3.0%	205,741	3.0%
Lease and rental expense	46,257	0.6%	46,980	0.7%
Subtotal-operating expenses	5,962,022	80.3%	5,517,061	80.3%
Income from operations	1,463,478	19.7%	1,356,029	19.7%
Interest expense, net	4,110	0.1%	4,027	0.1%
Other (income) expense, net	(1,135)	0.0%	(3,547)	-0.1%
Income before income taxes	$1,460,503	19.7%	$1,355,549	19.7%

During 2025, as compared to 2024, net revenues generated from our behavioral health services increased by $552 million, or 8.0%. The increase was primarily attributable to the above-mentioned $516 million, or 7.7%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a $36 million increase in provider tax assessments.

Income before income taxes increased by $105 million, or 7.7%, to $1.46 billion, or 19.7% of net revenues during 2025, as compared to $1.36 billion, or 19.7% of net revenues during 2024. The increase in income before income taxes at our behavioral health facilities during 2025, as compared to 2024, was primarily attributable to the $119 million, or 8.8% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by the losses incurred at recently opened, closed or divested facilities.

During 2025, as compared to 2024, salaries, wages and benefits expense increased by $303 million or 8.4%. The increase was due primarily to the above-mentioned $302 million, or 8.4%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $123 million, or 8.5%, during 2025 as compared to 2024. The increase was due primarily to the above-mentioned $75 million, or 5.9%, increase related to our behavioral health facilities, on a Same Facility basis, as well as $48 million of other combined net increases consisting primarily of increased provider tax assessments.

Supplies expense increased by $6 million, or 2.6%, during 2025 as compared to 2024.

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. Changes resulting from the outcome of the 2024 elections may include increased reliance on Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. Legislation adopted on July 4, 2025, One Big Beautiful Bill Act (“OBBBA”) of 2025”, will have the effect of substantially decreasing federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of future policy changes on our operations.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA”) was enacted and its two primary goals were to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. The ACA revised reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The ACA provides for reductions to Medicaid DSH payments which are now scheduled to begin in federal fiscal year 2028.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration withdrew certain previously issued section 1115 demonstrations aligned with these policies, but Georgia has imposed work and community engagement requirements under a Medicaid demonstration program that launched July 1, 2023. President Trump, who favored work and community engagement requirements in his first administration, sought and obtained legislation under the OBBBA that applies such requirements to a significant percentage of Medicaid program beneficiaries. We anticipate this change will lead to reductions in Medicaid coverage and likely increases in uncompensated care.

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and the Department of Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was ultimately appealed to the U.S. Supreme Court, which in its June 2025 Kennedy v. Braidwood Management decision, opined in favor of HIV preventive care coverage. The impact of this decision on us cannot be predicted.

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

In addition to legislative changes, the ACA can be significantly impacted by executive branch actions. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The Inflation Reduction Act (IRA)’s extension of subsidies through 2025 increased exchange enrollment in years subsequent to 2021. These enhanced subsidies expired on December 31, 2025. It remains unclear what portions of the ACA may remain, or whether any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services. Extension of these subsidies is currently the subject of Congressional debate as part of the federal budget negotiation, and we cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026.

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

•
Clarified the criteria regarding all-inclusive cost reporting. This clarification requires our behavioral health care hospitals, which are currently utilizing an all-inclusive charging practice, to modify both their billing practices and information technology applications by June 1, 2025 to ensure compliance with future regulations. We are in compliance with this CMS billing requirement.

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

In November, 2025, CMS issued its OPPS final rule for 2026. The hospital market basket increase is 3.3% and the productivity adjustment reduction is 0.7% for a net market basket increase of 2.6%. When other statutorily required adjustments (including a 0.5% reduction for the 340B remedy discussed below) and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2026 will aggregate to a net increase of 2.0%

Some key changes in the 2026 OPPS final rule include:

340B Remedy Recoupment:

CMS anticipates shortening the 340B Remedy recoupment transition from the previously established 16-year schedule beginning 2027; however the revised duration has not yet been determined. A 2023 CMS final rule had implemented a negative OPPS recoupment adjustment of 0.5 percent for approximately 16 years to offset $7.8 billion paid to hospitals for non-drug OPPS payments between 2018 and 2022 – following the US Supreme Court decision overturning the Trump Administration’s 340B reduction policy. CMS will maintain the annual offset of 0.5 percent in CY 2026 with a plan to increase the reduction amount above the 0.5% in CY 2027 and with an unspecified reduction to remain in effect until the estimated payment reduction reaches $7.8 billion.

Eliminating the Inpatient Only (IPO) List:

CMS will phase out the IPO list over a 3-year period, beginning with removing 285 mostly musculoskeletal procedures for CY 2026. Procedures removed from the IPO list would be exempted from certain medical review activities related to the two-midnight policy for CY 2026 and subsequent years until CMS determines the service or procedure is more commonly performed in the Medicare population in the outpatient setting. For CY 2026, the Company expects the impact to be immaterial. For CY’s 2027 and later, the estimated potential financial impact to the Company cannot be determined until future CMS rulemaking process related to changes in the IPO list occurs.

On November 2, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a final rule outlining the remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS published the final rule to remedy the payment rates the Court held were invalid aspects of their past policy and will affect nearly all hospitals paid under the OPPS. As part of the final remedy, CMS will make an adjustment to the update factor to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS will make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS will reduce future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2026 and continuing for an estimated 16 years. However, as discussed above and as noted in the 2026 OPPS final rule, CMS is likely to shorten the recovery period of the $7.8 billion to less than 17 years starting in calendar year 2027 to a currently unspecified reduction to non-drug item and service payments.

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

Medicare Advantage Payment Annual Update:

On January 26, 2026, CMS released the calendar year 2027 ("CY 2027") Advance Notice of Methodological Changes for Medicare Advantage (“MA”) Capitation Rates ("Advance Notice"). The proposed policies in the CY 2027 Advance Notice are projected to result in a net average year-over-year payment increase of 0.09% in MA payments to plans in CY 2027. When considering estimated risk score trend in MA driven by coding practices and population changes, the expected average change in payments will be 2.54%. For CY 2027, CMS expects the MA risk scores to increase, on average, by 2.45% due to the underlying coding trend. The CY 2027 rate announcement will be published no later than April 6, 2026.

In April, 2025, the CMS released the calendar year 2026 ("CY 2026") rate announcement for the MA that finalizes the payment policies for this program. Payments from the government to MA plans are expected to increase on average by 5.06% from 2025 to 2026 excluding the CMS estimate of Medicare Advantage risk score trend. This change represents an increase of 2.83% since the CY 2026 announcement, which is largely attributable to an increase in the effective growth rate.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Washington, D.C., Illinois, Pennsylvania, Kentucky, Florida, Tennessee, Virginia, Massachusetts, Michigan, Mississippi and Washington. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

As noted elsewhere herein, the OBBBA has specific legislative language that will reduce Medicaid supplemental payments as well as limit Provider Taxes used by states to finance the non-federal share of Medicaid supplemental payments. The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the years ended December 31, 2025 and 2024. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income, as included herein. The "Estimated 2026" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
	Estimated 2026	2025	2024
Texas Supplemental Payment Programs:
Revenues	$339	$315	$336
Provider Taxes	(143)	(127)	(131)
Net benefit	$196	$188	$205

Nevada SDP:
Revenues	$458	$353	$310
Provider Taxes	(162)	(125)	(116)
Net benefit	$296	$228	$194

Various Other State Programs:
Revenues	$1,195	$1,246	$853
Provider Taxes	(363)	(379)	(289)
Net benefit	$832	$867	$564

Subtotal-Provider Tax Programs:
Revenues	$1,992	$1,914	$1,499
Provider Taxes	(668)	(631)	(536)
Aggregate net benefit from Provider Tax Programs	$1,324	$1,283	$963

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$38	$56	$53
Provider Taxes	0	0	0
Net benefit	$38	$56	$53

Total Supplemental Medicaid Programs:
Revenues	$2,030	$1,970	$1,552
Provider Taxes	(668)	(631)	(536)
Aggregate net benefit from all Supplemental Programs	$1,362	$1,339	$1,016

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

In connection with the Quality Incentive Fund (“QIF”), the results of operations of certain of our acute care hospitals located in Texas included aggregate revenues of $32 million and $50 million during the years ended December 31, 2025 and 2024, respectively. These amounts were earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

We estimate that these hospitals will be entitled to approximately $18 million of aggregate QIF revenues during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $23 million and $43 million during the years ended December 31, 2025 and 2024, respectively. Approximately $16 million of the amount recorded during 2024 was applicable to the period of October 1, 2022 through September 30, 2023.

We expect our net reimbursements pursuant to HARP to approximate $19 million during the year ended December 31, 2026.

Nevada State Directed Payment Program ("SDP"):

As previously reported, in February, 2023, the Nevada Division of Health Care Financing and Policy (“DHCFP”) outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment program. In late December, 2023, CMS approved the Medicaid managed care component of the Nevada SDP program, with an effective date of January 1, 2024. In November 2024, CMS approved an increased assessment rate which funded an increase in the SDP pool size covering the period of July 1, 2024 through December 31, 2024. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by DHCFP based on actual Medicaid managed care utilization during 2024. There can be no assurance that the

Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2025, or that it will not be modified. The Nevada SDP (as revised in February, 2026) for the period of January 1, 2025 through December 31, 2025 has been approved by CMS.

In connection with this program, included in our results of operations was approximately $228 million and $194 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $296 million during the year ended December 31, 2026. Approximately $30 million of this amount relates to the period of January 1, 2025 to December 31, 2025.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $94 million and $88 million during the years ended December 31, 2025 and 2024, respectively. In February, 2026, CMS approved the program for the period of January 1, 2026 through December 31, 2026 whereby the HIRP pool size will increase from $2.4 billion to $2.8 billion.

We estimate that our net reimbursements pursuant to HRIP will approximate $109 million during the year ended December 31, 2026.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through December 31, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2023 and paid in advance through December 31, 2024
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2023 and paid in advance through June 30, 2024

In connection with this program, included in our results of operations was $68 million and $47 million during the years ended December 31, 2024 and 2023, respectively. During the first quarter of 2025, the Department of Health Care Services submitted a final draft of the Hospital Quality Assurance Fee program 9 fee to CMS for approval for the period January 1, 2025 to December 31, 2025 and a subsequent amendment in July 2025. This submission includes the Managed Care-Directed Payment preprint. We are unable to predict the outcome, amount or timing of any related increase that may result from this submission.

We estimate that our net reimbursements pursuant to this program will approximate $68 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $55 million and $48 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $60 million during the year ended December 31, 2026.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. For the years ended December 31, 2025 and 2024, our results of operations included approximately $59 million and $46 million recorded in connection with this program (substantially all of which was recorded during the fourth quarters of each year).

We estimate that our reimbursements pursuant to this DPP will approximate $53 million during the year ended December 31, 2026. The Florida DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval. The submitted DPP preprint includes a request to increase the size of the program and related DPP add-on payment levels based on a percentage of average commercial rates. If approved as submitted, we estimate that the aggregate net benefit applicable to our facilities could increase by approximately $47 million on an annual basis. This incremental increase to the Florida DPP program is not reflected in the above Medicaid Supplemental Provider Tax table.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $32 million and $39 million during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $31 million during the year ended December 31, 2026. Approval of these programs for the period of January 1, 2026 to December 31, 2026 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $32 million and $31 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $34 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $26 million and $20 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $26 million during the year ended December 31, 2026.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. In December 2025, CMS approved the period July 1, 2025 to June 30, 2026. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $30 million and $28 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2026.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $50 million and $37 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $45 million during the year ended December 31, 2026. The Michigan DPP for the period of October 1, 2024 to September 30, 2025 was approved by CMS.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. Subject to CMS approval, the IDHW plans to continue this UPL program through SFY 2025 (July 1, 2024 to June 30, 2025) at payment levels comparable to SFY 2024. In SFY 2026, the IDHW intends to replace the UPL program with a Medicaid managed care state directed payment program. We are unable to predict whether payments levels under the planned new state directed payment program or a continuation of the UPL program in SFY 2026 will be comparable to the SFY 2025 UPL payment levels.

In connection with this program, included in our results of operations was approximately $25 million and $31 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $23 million during the year ended December 31, 2026.

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024.

In connection with this program, included in our results of operations was approximately $47 million and $46 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this expanded program will approximate $40 million during the year ended December 31, 2026. The program for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

In connection with this program, included in our results of operations was approximately $30 million and $8 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $22 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $92 million and $10 million recorded during the years ended December 31, 2025 and 2024, respectively. $29 million of the 2025 recorded amount relates to the period July 1, 2024 to December 31, 2024.

We estimate that our net reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2026.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2025, CMS approved the SDP program for the period October 1, 2024 to September 30, 2025. This SDP program provides for an add-on to in-network Medicaid managed care paid claims.

In connection with this program, included in our results of operations was approximately $114 million recorded during the year ended December 31, 2025.

We estimate that our net reimbursements pursuant to this program will approximate $107 million during the year ended December 31, 2026.

Ohio Medicaid Managed Care DPP

The Ohio DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $18 million and $22 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2026, approximately $16 million of which relates to the period January through December, 2025.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2026 DSH fiscal year (covering the period of October 1, 2025 through September 30, 2026).

In connection with this program, included in our results of operations was approximately $38 million and $36 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $21 million during the year ended December 31, 2026.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2028 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019 (as amended by the CARES Act and the CAA), beginning in fiscal year 2026, annual Medicaid DSH payments in Texas could be reduced by approximately 33% from current DSH payment levels. However, states have discretion in the allocation of their respective federal DSH allotment and we do not believe the state's allocation will result in a material decrease to DSH payment levels to our hospitals located in Texas. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $33 million as of December 31, 2025 and $34 million as of December 31, 2024.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 and 2026 fiscal years, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $18 million and $17 million recorded during the years ended December 31, 2025 and 2024, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $17 million during the year ended December 31, 2026.

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
•
In January 2026, CMS issued its Medicaid Provider Tax Rule final rule changing how state provider taxes are evaluated for compliance with federal requirements. Transition periods for state compliance with the new requirements will vary based on state specific circumstances. We are unable to determine the financial impact on our future Medicaid supplemental payments.

Rural Health Transformation Program

•
Establishes a $50 billion rural health grant program for states between fiscal years 2026 and 2030 to be used for payments to rural health facilities. 50% of the fund will go to states equally and 50% will be allocated based on a rural formula determined by the HHS Secretary.
•
In December 2025, The Centers for Medicare & Medicaid Services (CMS) announced that all 50 states will receive awards under the Rural Health Transformation Program. In 2026, states will receive first-year awards from CMS averaging $200 million within a range of $147 million to $281 million. The state of Texas received the highest award amount.
•
Although certain of our hospitals that are designated by CMS as rural may be eligible for reimbursement pursuant to this fund, we are unable to predict if any of our facilities will ultimately qualify for reimbursement and are therefore unable to quantify any potential favorable impact on our future results of operations.

Medicaid Eligibility:

•
Institutes an 80-hour a month work requirement for all Medicaid individuals ages 19-64 at least every 6 months, with some exceptions.
•
Requires states to conduct eligibility redeterminations at least every 6 months for Medicaid expansion adults effective no later than January 1, 2027.
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

Based upon our current 2025 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.339 billion, as reflected on the table above in Summary of Various State Medicaid Supplemental Payment

Programs, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $432 million to $480 million by 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts

Other Risk Factors Related To State Supplemental Medicaid Payments:

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

We receive Medicaid SDP payments from MCOs authorized by CMS under 42 CFR § 438.6(c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR § 438.4 and non-compliance could result in a reduction to SDP payment levels. In general, Medicaid SDP payments under 42 CFR § 438.6(c) are subject to annual CMS approval via the submission of a preprint application by a state agency which provides details of the SDP payment methodology and conformity with applicable federal regulations. CMS SDP preprint approval, and the timing of such approval, if it occurs, are not certain which can affect the both the SDP payment level and timing of SDP revenue recorded by us.

We incur Provider Taxes imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services that are used by respective states to finance the non-federal share of SDP’s (or other Medicaid supplemental payment programs). Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid supplemental payment programs. States are subject to CMS both concurrent and retrospective review for their compliance with the applicable Provider Tax regulations and related federal statute. If CMS determines Provider Taxes used by a state Medicaid program to finance the non-federal share of a SDP (or other Medicaid supplemental payment programs) are not in compliance with the applicable Provider Tax regulations and related federal statutes, our SDP payments (and other Medicaid supplemental payments) could be subject to recoupment by the respective state agency when non-compliance is determined by CMS to exist.

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

Fee-For-Service Short-Doyle Medi-Cal (“SD/MC”) Hospitals Change In Payment Methodology:

Under the California Medicaid prepaid inpatient health plan program, counties are required to ensure delivery of mental health services utilizing a system of county operated and contract providers. The California Medicaid program has adopted a new reimbursement method for inpatient psychiatric services with an effective date of December 12, 2023, incorporated a cost-based ceiling to negotiated rates. This change may require renegotiation of contracts our hospitals have had with counties, retroactive to December 12, 2023, and may also impact prospective rate negotiations. New California Medicaid rates could be materially lower than prior payment rates particularly if counties look to limit payment rates to a cost-based methodology rather than a market-based negotiated rate. We are awaiting formal guidance from California as to the manner in which this change will be implemented and whether the reimbursement method will change prospectively. Further, it is uncertain at this time whether and how counties will retroactively apply this change in method retroactively to December 12, 2023, given the previously negotiated payment terms. We are unable to predict with certainty the impact of this SPA at this time. However, under some scenarios, the adverse financial impact could be material.

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

Medicaid Federal DSH Allotment

The ACA (amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment. In FFY 2028, DSH payments are scheduled to be reduced by $8 billion.

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

Infectious Disease Outbreaks, Pandemics, or Other Public Health Emergencies or Crisis

Our business and financial results may be harmed by an international, national or localized outbreak of a highly contagious or epidemic disease, including but not limited to, COVID-19 or similar corona viruses, Ebola or Zika. Such outbreaks may stress the capacity of all or a part of our health care facilities, could result in an abnormally high demand for health care services which may require that resources be diverted from one part of operations to another, or disrupt the supply chain for equipment and supplies necessary for operations. In addition, unaffected individuals may decide to defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues.

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

Other Operating Results

Interest Expense

As reflected on the schedule below, interest expense was $156 million during 2025 and $186 million during 2024 (amounts in thousands):

	2025	2024
Revolving credit & demand notes (a.)	$14,364	$18,770
Tranche A term loan, extinguished (a.)	-	113,934
Tranche A term loan, 2029 (a.)	67,304	20,001
$800 million, 2.65% Senior Notes due 2030	21,425	21,426
$700 million, 1.65% Senior Notes due 2026	11,725	11,725
$500 million, 2.65% Senior Notes due 2032	13,381	13,380
$500 million, 4.625% Senior Notes due 2029 (b.)	23,168	6,113
$500 million, 5.05% Senior Notes due 2034 (c.)	25,408	6,705
Subtotal - revolving credit, term loan A and Senior Notes	176,775	212,054
Amortization of financing fees	5,000	5,021
Other combined interest expense	9,071	9,381
Capitalized interest on major projects	(33,589)	(38,922)
Interest income	(1,189)	(1,425)
Interest expense, net	$156,068	$186,109

(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provides for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of December 31, 2025, had $889 million of aggregate available borrowing capacity, net of $408 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously (which had $1.16 billion of outstanding borrowings as of December 31, 2025), utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
(b.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 4.625% Senior Notes due in 2029.
(c.)
In September, 2024, we completed the offering of $500 million aggregate principal amount of 5.050% Senior Notes due in 2034.

Interest expense decreased by $30 million, or 16%, during 2025 to $156 million as compared to $186 million during 2024. The decrease was primarily due to: (i) a net $35 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes, resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.94% during 2025 as compared to 4.65% during 2024), as well as a decrease in the aggregate average outstanding borrowings ($4.40 billion during 2025 as compared to $4.47 billion during 2024), partially offset by; (ii) a $5 million increase resulting from an decrease in capitalized interest on major projects.

The average effective interest rate, including amortization of deferred financing costs, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.40 billion as of 2025 and $4.47 billion as of 2024, were 4.1% during 2025 and 4.8% during 2024.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	2025	2024
Provision for income taxes	$460,959	$334,827
Income before income taxes	1,972,141	1,497,936
Effective tax rate	23.4%	22.4%

The provision for income taxes increased $126 million during 2025, as compared to 2024, due primarily to: (i) the increase in the provision for income taxes resulting from the $474 million increase in income before income taxes, and; (ii) a $12 million increase in the provision for income taxes due to a decrease in the net benefit recorded in connection with ASU 2016-09 ($4.2 million net benefit recorded during 2025 as compared to $15.9 million during 2024). Excluding the impact of ASU 2019-09, our effective tax rates were 23.9% and 23.8% during 2025 and 2024, respectively.

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

Inflation — See disclosure above in Results of Operations-Clinical Staffing, Inflation, future Medicaid reductions and Tariffs.

Liquidity

Year ended December 31, 2025 as compared to December 31, 2024:

Net cash provided by operating activities

Net cash provided by operating activities was $1.864 billion during 2025 as compared to $2.067 billion during 2024. The net decrease of $203 million was primarily attributable to the following:

•
a favorable change of $300 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, unrealized gain on non-marketable securities, losses/gains on sales of assets and businesses, and costs related to the extinguishment of debt;
•
an unfavorable change of $385 million in accounts receivable (due, in part, to a $145 million increase in net receivables recorded in connection with various Medicaid supplemental payment programs and a $50 million increase in accounts receivable related to two relatively recently opened hospitals in Las Vegas, NV, and Washington, D.C.);
•
an unfavorable change of $67 million in payments made in settlement of self-insurance claims, net of commercial insurance reimbursements, and;
•
$51 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 55 days at December 31, 2025 and 50 days at December 31, 2024.

Net cash used in investing activities

Net cash used in investing activities was $1.071 billion during 2025 and $911 million during 2024.

2025:

The $1.071 billion of net cash used in investing activities during 2025 consisted of:

•
$1.015 billion spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$63 million received in connection with the sale of certain equity securities;
•
$52 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$48 million spent on the acquisition of businesses and property, and;
•
$25 million spent in connection with the purchase and development of an enterprise resource planning application;
•
$16 million of proceeds received from sales of assets and businesses, and;
•
$10 million spent in connection with our minority ownership interest in a healthcare generative artificial intelligence company.

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

Net cash used in financing activities

Net cash used in financing activities was $750 million during 2025 and $1.145 billion during 2024.

2025:

The $750 million of net cash used in financing activities during 2025 consisted of the following:

•
spent $968 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($899 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($69 million);
•
generated $286 million of proceeds from additional borrowings as follows: (i) $278 million pursuant to our revolving credit facility, and; (ii) $8 million of proceeds related to other debt facilities;
•
spent $44 million on net repayments of debt as follows: (i) $30 million related to our tranche A term loan facility, and; (ii) $14 million related to other debt facilities;
•
generated $17 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
spent $51 million to pay quarterly cash dividends of $.20 per share;
•
received $23 million, net of purchases, from the sale of ownership interests to minority members, and;
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

2026 Expected Capital Expenditures:

During 2026, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources:

Credit Facilities and Outstanding Debt Securities

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of December 31, 2025, had $889 million of aggregate available borrowing capacity, net of $408 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.16 billion of outstanding borrowings as of December 31, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at December 31, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $70 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 40% at each of December 31, 2025 and December 31, 2024.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $965 million of available borrowing capacity as of December 31, 2025, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity.

Our $700 million, 1.65% senior notes ("2026 Notes") mature on September 1, 2026. Market interest rates have increased significantly since the 2026 Notes were issued in 2021. We expect that we will refinance the 2026 Notes at significantly higher interest rates which will significantly increase our interest expense thereby decreasing our net income attributable to UHS.

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

As of December 31, 2025, we had combined aggregate principal of $3.0 billion from All the Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	December 31, 2025	December 31, 2024
Current assets	$2,746,857	$2,279,988
Noncurrent assets (1)	$9,453,432	$9,214,924
Current liabilities	$2,837,781	$1,870,563
Noncurrent liabilities	$4,828,865	$5,451,167
Due to non-guarantors	$1,235,522	$912,958
(1) Includes goodwill of $3,262 million as of December 31, 2025 and 2024.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Twelve Months Ended	Twelve Months Ended
(in thousands)	December 31, 2025	December 31, 2024
Net revenues	$13,798,773	$12,642,381
Operating charges	12,012,189	11,200,769
Interest expense, net	206,845	248,568
Other (income) expense, net	(134,903)	(3,186)
Net income	$1,302,496	$920,944

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2025 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $177 million consisting of: (i) $156 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $868 million as of December 31, 2025. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease certain hospital facilities from Universal Health Realty Income Trust (the “Trust”) with terms scheduled to expire in 2026, 2033 and 2040. These leases contain various renewal options, as disclosed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust. In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2025:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,752,551	$748,158	$142,280	$2,729,886	$1,132,227
Estimated future interest payments on debt outstanding as of December 31, 2025 (b)	932,680	177,961	340,351	211,753	202,615
Construction commitments (c)	7,310	7,310	0	0	0
Purchase and other obligations (d)	352,586	103,571	120,620	87,435	40,960
Operating leases (e)	868,661	86,261	127,016	86,656	568,728
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	153,666	21,198	16,020	13,958	102,490
Health and dental unpaid claims (g)	136,972	136,972	0	0	0
Total contractual cash obligations	$7,204,426	$1,281,431	$746,287	$3,129,688	$2,047,020

(a)
Reflects debt outstanding, after unamortized financing costs, as of December 31, 2025 as discussed in Note 4 to the Consolidated Financial Statements.
(b)
Assumes that all debt outstanding as of December 31, 2025, including borrowings under our Credit Agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2025. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement.
(c)
Our share of the estimated construction cost of two behavioral health care facilities completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2025. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.
(d)
Consists of: (i) $159 million related to the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our facilities; (ii) $70 million related to the development, implementation and operation of an enterprise resource planning application; (iii) $54 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below; (iv) $35 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (v) $24 million for administrative software applications, and; (vi) $10 million for other software applications.
(e)
Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2025 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2025 includes right of use assets amounting to $379 million and aggregate operating lease liabilities of $414 million ($73 million included in current liabilities and $341 million included in noncurrent liabilities).
(f)
Consists of $127 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2080), as disclosed in Note 8 to the Consolidated Financial Statements, and $27 million of estimated future payments related to other retirement plan liabilities ($25 million of liabilities recorded in other non-current liabilities as of December 31, 2025 in connection with these retirement plans).
(g)
Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2025, the total net accrual for our self-insured professional and general liability claims was $449 million, of which $125 million is included in other current liabilities and $324 million is included in other non-current liabilities. We exclude the $449 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). Pursuant to the agreements, on behalf of the District, we served as manager for development and construction of the District Facilities, which were funded entirely by the District. The District Facilities had an aggregate cost of approximately $417 million, substantially all of which has been incurred as of December 31, 2025. Construction of the acute care hospital (Cedar Hill Regional Medical Center) was completed and the hospital opened on April 15, 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $21 million of which has been incurred as of December 31, 2025), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2025. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$710,658	$10,744	$11,535	$508,696	$807,994	$1,132,228	$3,181,855
Average interest rates	3.2%	3.6%	3.6%	3.6%	3.4%	4.1%	3.6%
Variable rate:
Debt	$37,500	$60,000	60,000	1,413,196	0	0	$1,570,696
Average interest rates	5.1%	5.1%	5.1%	5.1%	0.0%	0.0%	5.1%
Interest rate swaps:
Notional amount
Average interest rates

As calculated based upon our variable rate debt outstanding as of December 31, 2025 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $16 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

As of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 14. Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

10.1

Agreement, dated December 10, 2025, to renew Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.34

Master Lease Document between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated December 31, 2021 previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K dated February 24, 2022, is incorporated herein by reference.

10.35*	Universal Health Services, Inc. 2022 Executive Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.36*

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, is incorporated herein by reference.

10.37*

Form of Restricted Stock Units Award Agreement for Named Executive Officers with Employment Agreements, , previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.38*

Form of Restricted Stock Units Award Agreement for Named Executive Officers without Employment Agreements, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.39*	Form of Restricted Stock Units Award Agreement for Directors, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.40*

Separation Agreement and General Release by and between UHS of Delaware, Inc. and Marvin Pember effective as of December 31, 2022, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated December 7, 2022, is incorporated herein by reference.

10.41*

Employment Agreement between Universal Health Services, Inc. and Edward Sim dated October 18, 2022 previously filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K dated February 27, 2023, is incorporated herein by reference.

10.42*

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, as amended by the Amendment thereto, previously filed as Exhibit A to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

No.	Description

10.43*

Universal Health Services, Inc. Amended and Restated Employee Stock Purchase Plan, previously filed as Exhibit B to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

10.44

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

10.45*

Employment Agreement dated March 19, 2025, between UHS of Delaware, Inc. and Alan B. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.46*

Guaranty Agreement dated March 19, 2025 between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.47*

Amended and Restated Employment Agreement dated December 30, 2025, between UHS Of Delaware, Inc. And Marc D. Miller, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2025, is incorporated herein by reference.

10.48*

Guaranty Agreement dated March 19, 2025 between Universal Health Services, Inc. and Marc D. Miller, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 19, 2025, is incorporated herein by reference.

10.49*

Amendment, dated as of December 30, 2025, of the Guaranty Agreement dated as of March 19, 2025, by and between Universal Health Services, Inc., A Delaware corporation having its principal office at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, and Marc D. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2025, is incorporated herein by reference.

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
Marc D. Miller Chief Executive Officer February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 25, 2026

/s/ MARC D. MILLER Marc D. Miller	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2026

/s/ NINA CHEN-LANGENMAYR	Director	February 25, 2026
Nina Chen-Langenmayr

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 25, 2026

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 25, 2026

/s/ MARIA SINGER Maria Singer	Director	February 25, 2026

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 25, 2026

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2026

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1 and 10 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2025, the net accounts receivable balance was $2.6 billion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2025, and comparing the calculated balance to management’s estimate of the net accounts receivable balance.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2026

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net revenues	$17,364,829	$15,827,935	$14,281,976
Operating charges:
Salaries, wages and benefits	8,084,582	7,518,687	7,107,484
Other operating expenses	4,860,246	4,308,384	3,757,216
Supplies expense	1,659,009	1,587,786	1,532,828
Depreciation and amortization	618,743	584,831	568,041
Lease and rental expense	148,234	146,433	141,026
	15,370,814	14,146,121	13,106,595
Income from operations	1,994,015	1,681,814	1,175,381
Interest expense, net	156,068	186,109	206,674
Other (income) expense, net	(134,194)	(2,231)	28,281
Income before income taxes	1,972,141	1,497,936	940,426
Provision for income taxes	460,959	334,827	221,119
Net income	1,511,182	1,163,109	719,307
Less: Net income (loss) attributable to noncontrolling interests	22,386	21,012	1,512
Net income attributable to UHS	$1,488,796	$1,142,097	$717,795
Basic earnings per share attributable to UHS	$23.42	$17.16	$10.35
Diluted earnings per share attributable to UHS	$23.10	$16.82	$10.23
Weighted average number of common shares—basic	63,581	66,554	69,321
Add: Other share equivalents	881	1,342	804
Weighted average number of common shares and equivalents—diluted	64,462	67,896	70,125

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(Dollar amounts in thousands)
Net income	$1,511,182	$1,163,109	$719,307
Other comprehensive income (loss):
Minimum pension liability	3,015	2,416	4,166
Foreign currency translation adjustment	37,841	(3,237)	15,271
Other	0	17	0
Other comprehensive income (loss) before tax	40,856	(804)	19,437
Income tax expense related to items of other comprehensive income	274	1,284	480
Total other comprehensive income (loss), net of tax	40,582	(2,088)	18,957
Comprehensive income	1,551,764	1,161,021	738,264
Less: Comprehensive loss (income) attributable to noncontrolling interests	22,386	21,012	1,512
Comprehensive income attributable to UHS	$1,529,378	$1,140,009	$736,752

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$137,797	$125,983
Accounts receivable, net	2,602,434	2,177,751
Supplies	232,110	220,940
Other current assets	435,574	291,614
Total current assets	3,407,915	2,816,288
Property and Equipment
Land	759,281	745,706
Buildings and improvements	8,076,327	7,671,206
Equipment	3,393,692	3,260,350
Property under finance lease	129,012	125,018
	12,358,312	11,802,280
Accumulated depreciation	(6,481,714)	(6,071,058)
	5,876,598	5,731,222
Construction-in-progress	1,131,499	841,003
	7,008,097	6,572,225
Other assets:
Goodwill	3,990,213	3,932,879
Deferred income taxes	70,517	118,449
Right of use assets-operating leases	374,239	418,719
Deferred charges	9,272	9,404
Other	667,340	601,785
	5,111,581	5,081,236
Total Assets	$15,527,593	$14,469,749
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$748,158	$40,059
Accounts payable	750,134	632,001
Accrued liabilities
Compensation and related benefits	681,583	622,625
Interest	26,197	30,250
Taxes other than income	267,898	161,683
Operating lease liabilities	73,237	74,649
Other	690,464	634,920
Current federal and state income taxes	1,930	14,219
Total current liabilities	3,239,601	2,210,406

Other noncurrent liabilities	527,827	655,806
Operating lease liabilities noncurrent	340,715	376,239
Deferred income taxes	5,649	0
Long-term debt	4,004,393	4,464,482
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	70,620	13,293
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,574,600 shares in 2025 and 6,576,475 shares in 2024	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 53,815,223 shares in 2025 and 57,726,557 shares in 2024	538	577
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2025 and 661,688 shares in 2024	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 12,497 shares in 2025 and 12,614 shares in 2024	0	0
Cumulative dividends	(765,357)	(713,705)
Retained earnings	7,992,755	7,372,061
Accumulated other comprehensive income	47,783	7,201
Universal Health Services, Inc. common stockholders’ equity	7,275,792	6,666,207
Noncontrolling interest	62,996	83,316
Total Equity	7,338,788	6,749,523
Total Liabilities and Stockholders’ Equity	$15,527,593	$14,469,749

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2025

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$—	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	16,897	—	16,908	—	16,908
Repurchased	—	—	(50)	—	—	—	(975,747)	—	(975,797)	—	(975,797)
Restricted share-based compensation expense	—	—	—	—	—	—	60,150	—	60,150	—	60,150
Dividends paid	—	—	—	—	—	(51,652)	—	—	(51,652)	—	(51,652)
Stock option expense	—	—	—	—	—	—	33,805	—	33,805	—	33,805
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,311	—	—	—	—	—	(3,207)	—	(3,207)	895	(2,312)
Distributions to noncontrolling interests	(2,396)	—	—	—	—	—	—	—	—	(9,338)	(9,338)
Purchase (sale) of ownership interests by (from) minority members	10,835	—	—	—	—	—	—	—	—	12,314	12,314
Comprehensive income:
Net income to UHS / noncontrolling interests	8,054	—	—	—	—	—	1,488,796	—	1,488,796	14,332	1,503,128
Other	—	—	—	—	—	—	—		—	—	—
Foreign currency translation adjustments (net of income tax effect of $450)	—	—	—	—	—	—	—	38,291	38,291	—	38,291
Minimum pension liability (net of income tax effect of $724)	—	—	—	—	—	—	—	2,291	2,291	—	2,291
Subtotal - comprehensive income	8,054	—	—	—	—	—	1,488,796	40,582	1,529,378	14,332	1,543,710
Balance, December 31, 2025	$70,620	$66	$538	$7	$—	$(765,357)	$7,992,755	$47,783	$7,275,792	$62,996	$7,338,788

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$1,511,182	$1,163,109	$719,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	618,743	584,831	568,041
Stock-based compensation expense	95,688	99,349	87,720
Unrealized gain on non-marketable securities	(93,291)	0	0
Loss (gain) on sales of assets and businesses	7,968	(9,920)	(6,250)
Costs related to extinguishment of debt	0	3,158	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(317,985)	67,355	(182,444)
Accrued interest	(4,053)	12,814	1,193
Accrued and deferred income taxes	(21,441)	12,651	(43,450)
Other working capital accounts	99,189	61,897	(32,321)
Other assets and deferred charges	(28,599)	(12,163)	48,517
Other, net	19,700	21,811	39,133
Accrued insurance expense, net of commercial premiums paid	236,771	254,394	183,462
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(259,475)	(192,185)	(118,089)
Deferred grant revenue	0	0	2,978
Net cash provided by operating activities	1,864,397	2,067,101	1,267,797
Cash Flows from Investing Activities:
Property and equipment additions	(1,015,152)	(943,810)	(743,055)
Proceeds received from sales of assets and businesses	15,863	38,563	24,187
Acquisition of businesses and property	(47,804)	(18,998)	(3,728)
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(52,213)	12,860	(40,695)
Costs incurred for purchase and development of enterprise resource planning application	(24,695)	0	0
Proceeds received from sale of marketable equity securities	63,073	0	0
Investments in non-marketable securities	(9,831)	0	0
Decrease in capital reserves of commercial insurance subsidiary	142	276	16
Net cash used in investing activities	(1,070,617)	(911,109)	(763,275)
Cash Flows from Financing Activities:
Repayments of long-term debt	(43,504)	(2,640,001)	(85,480)
Additional borrowings	285,536	2,210,248	185,100
Financing costs	(382)	(12,566)	(308)
Repurchase of common shares	(967,951)	(670,754)	(547,363)
Dividends paid	(51,267)	(53,346)	(55,480)
Issuance of common stock	16,729	15,070	13,654
Profit distributions to noncontrolling interests	(11,734)	(6,508)	(6,830)
Purchase of ownership interests by minority members	22,846	12,980	2,762
Net cash used in financing activities	(749,727)	(1,144,877)	(493,945)
Effect of exchange rate changes on cash and cash equivalents	2,517	(833)	3,056
Increase in cash, cash equivalents and restricted cash	46,570	10,282	13,633
Cash, cash equivalents and restricted cash, beginning of period	224,752	214,470	200,837
Cash, cash equivalents and restricted cash, end of period	$271,322	$224,752	$214,470
Supplemental Disclosures of Cash Flow Information:
Interest paid	$156,041	$168,274	$200,446
Income taxes paid, net of refunds	$470,865	$325,430	$257,896
Noncash purchases of property and equipment	$74,423	$118,109	$66,899

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

Revenue Recognition:

Patient services provided in the U.S.: We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans, which represent explicit price concessions, are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicaid State Directed Payments, Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements.

Behavioral health care services provided in the U.K.: The majority of the revenues generated by our behavioral health care facilities located in the U.K. are recorded pursuant to contracts with the National Health Service and other local governments for services including the following: behavioral health care services, rehabilitation services, residential homes, nursing homes, supported living services and specialist day services.

Commercial health insurer - certain acute care markets: The majority of the revenues generated by our commercial health insurer conducting business in certain acute care markets relate to Medicare Advantage premiums which are determined by the Centers for Medicare and Medicaid Services ("CMS") utilizing a risk adjustment model that apportions premiums paid to health plans according to health and geographic factors. Risk score adjustments result in retroactive premium adjustments. The revenue adjustments are recognized when the amount is determinable and collectability or liability is reasonably assured. CMS also uses a star rating system which is derived from comprehensive evaluations of member satisfaction, quality of care and operational efficiency. In addition, our insurer also generates revenues from premiums for coverage under membership contracts with employer groups and individuals.

See Note 10 - Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2025, 2024 or 2023 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2025, 2024 and 2023:

	(dollar amounts in thousands)
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Charity care	$984,235	25%	$819,681	23%	$843,449	32%
Uninsured discounts	2,964,840	75%	2,677,026	77%	1,792,493	68%
Total uncompensated care	$3,949,075	100%	$3,496,707	100%	$2,635,942	100%

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

	(amounts in thousands)
	2025	2024	2023
Estimated cost of providing charity care	$87,756	$75,227	$83,383
Estimated cost of providing uninsured discounts	264,349	245,687	177,206
Estimated cost of providing uncompensated care	$352,105	$320,914	$260,589

Concentration of Revenues: Our eight acute care hospitals and nine free-standing emergency departments in the Las Vegas, Nevada, market contributed, on a combined basis, 15% in both 2025 and 2024 and 14% in 2023 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2025	2024	2023
Cash and cash equivalents	$137,797	$125,983	$119,439
Restricted cash (a)	133,525	98,769	95,031
Total cash, cash equivalents and restricted cash	$271,322	$224,752	$214,470

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

We capitalized interest during the construction period of major construction projects and during the development and implementation of information technology applications amounting to $33.6 million during 2025, $38.9 million during 2024 and $24.4 million during 2023.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $594.0 million during 2025, $559.6 million during 2024 and $535.6 million during 2023.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2025 which indicated no impairment of goodwill. There were also no goodwill impairments during 2024 or 2023. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2025 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2024	$516,628	$3,415,779	$3,932,407
Goodwill acquired during the period	13,252	0	13,252
Goodwill divested during the period	0	(5,298)	(5,298)
Adjustments to goodwill (a)	0	(7,482)	(7,482)
Balance, December 31, 2024	529,880	3,402,999	3,932,879
Goodwill acquired during the period	0	21,786	21,786
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	0	35,548	35,548
Balance, December 31, 2025	$529,880	$3,460,333	$3,990,213

(a)
The changes in the Behavioral Health Services’ goodwill consist of foreign currency translation adjustments.

Other Assets, Intangible Assets and Non-Marketable Securities: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) statutorily required capital reserves related to our commercial insurance subsidiary ($153 million and $118 million as of December 31, 2025 and 2024, respectively); (iv) deposits; (v) investments in various businesses, including Universal Health Realty Income Trust ($4 million and $6 million as of as of December 31, 2025 and 2024, respectively), Premier, Inc. ($47 million as of December 31, 2024; in November, 2025 we sold all of our remaining shares in Premier Inc.) and non-marketable securities of a healthcare generative artificial intelligence company ($115 million and $12 million as of December 31, 2025 and 2024, respectively); (vi) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (vii) other miscellaneous assets.

The non-marketable securities that we hold are accounted for under the measurement alternative pursuant to which the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other (income) expense, net. In connection with this investment, we recorded an unrealized pre-tax gain of $93 million during the year ended December 31, 2025.

Intangible assets are reviewed for impairment on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset. We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2025 which indicated no impairment. There were also no intangible asset impairments during 2024 or 2023.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2025 and 2024:

	(amounts in thousands)
	2025	2024
Medicare licenses (a)	$57,226	$57,226
Certificates of need	7,973	7,987
Contract relationships and other (net of $58,953 and $57,236 of accumulated amortization for 2025 and 2024, respectively)	10,677	11,060
Net Intangible Assets	$75,876	$76,273

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

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2025, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 49%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $63 million and $71 million, respectively, as of December 31, 2025, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of December 31, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

Generally accepted accounting principles require that noncontrolling interests be classified as equity and we have presented noncontrolling interests in total equity. However, since certain of our noncontrolling interests have redemption rights outside of our control, those noncontrolling interests are classified outside of permanent equity. Noncontrolling interests with an estimated redemption amount of approximately $39 million has been reclassified from noncontrolling interest to redeemable noncontrolling interests as of December 31, 2025.

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania had previously exercised their put option and we purchased their ownership interest in April, 2025

Accumulated Other Comprehensive Income: The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges, foreign currency translation adjustments and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 11 - Pension Plan for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the three years ended December 31, 2025 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2023, net of income tax	$(17)	$(4,255)	$(5,396)	$(9,668)
2023 activity:
Pretax amount	0	15,271	4,166	19,437
Income tax effect	0	520	(1,000)	(480)
Change, net of income tax	0	15,791	3,166	18,957
Balance, January 1, 2024, net of income tax	(17)	11,536	(2,230)	9,289
2024 activity:
Pretax amount	17	(3,237)	2,416	(804)
Income tax effect	0	(704)	(580)	(1,284)
Change, net of income tax	17	(3,941)	1,836	(2,088)
Balance, January 1, 2025, net of income tax	—	7,595	(394)	7,201
2025 activity:
Pretax amount	0	37,841	3,015	40,856
Income tax effect	0	450	(724)	(274)
Change, net of income tax	0	38,291	2,291	40,582
Balance, December 31, 2025, net of income tax	$—	$45,886	$1,897	$47,783

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

Stock-Based Compensation: We have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of restricted stock units and stock options (computed utilizing the Black-Scholes option-pricing model) pursuant to the straight-line method over the stated vesting period of the award. The expense associated with share-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated (in thousands, except per share data):

	Twelve Months Ended December 31,
	2025	2024	2023
Basic and diluted:
Net Income	$1,511,182	$1,163,109	$719,307
Less: Net (income) loss attributable to noncontrolling interest ("NCI")	(22,386)	(21,012)	(1,512)
Less: Net income attributable to unvested restricted share grants	—	(50)	(308)
Net income attributable to UHS—basic and diluted	$1,488,796	$1,142,047	$717,487
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	63,581	66,554	69,321
Total basic earnings per share	$23.42	$17.16	$10.35
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	63,581	66,554	69,321
Net effect of dilutive stock options and grants based on the treasury stock method	881	1,342	804
Weighted average number of common shares and equivalents—diluted	64,462	67,896	70,125
Total diluted earnings per share	$23.10	$16.82	$10.23

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 5,250 during 2025, 600,000 during 2024 and 5.1 million during 2023.

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

GPO Agreement/Minority Ownership Interest: Note 9 - Relationship with Universal Health Realty Income Trust and Other Related Party Transactions includes disclosure related to our GPO agreement and minority ownership interest in Premier, Inc. ("Premier"), a healthcare performance improvement alliance. Pursuant to an agreement and plan of merger providing for the acquisition of Premier by Patient Square Capital, our minority ownership interest in Premier was sold in November, 2025.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, the Nevada State Directed Payment program, the Washington D.C State Directed Payment program and various other state programs, we earned revenues (before Provider Taxes) of approximately $1.914 billion during 2025, $1.499 billion during 2024 and $853 million during 2023. These revenues were offset by Provider Taxes of approximately $631 million during 2025, $536 million during 2024 and $297 million during 2023, which are recorded in other operating expenses on the consolidated statements of income as included herein. The aggregate net benefit from these programs was $1.283 billion during 2025, $963 million during 2024 and $556 million during 2023. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and state plan amendment programs, we earned revenues of $56 million in 2025, $53 million in 2024 and $73 million in 2023.

Recent Accounting Standards: During 2025 we adopted ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. The standard was adopted using the prospective transition method, and accordingly, prior period financial information has not been adjusted. See Note 6 - Income Taxes for the required disclosures.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815), Hedging Accounting Improvements. ASU 2025-09 intends to more closely align hedge accounting with the economics of an entity's risk management activities. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact this new standard will have on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40)". ASU 2024-03 requires disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years beginning after December 15, 2027. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

2) ACQUISITIONS AND DIVESTITURES

Years ended December 31, 2025:

2025 Acquisitions of Assets and Businesses:

During 2025, we spent $48 million on the acquisition of behavioral health care businesses and property located in the United Kingdom.

2025 Divestiture of Assets and Businesses:

During 2025, we received $16 million from the sale of assets and businesses.

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Cash Flow Hedges:

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. During the years ended December 31, 2025, 2024 and 2023, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of approximately $52 million during 2025, net cash inflows of approximately $13 million during 2024 and net cash outflows of approximately $41 million during 2023.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2025	2024	2023

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(53,948)	$15,344	$(45,748)

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150,948	Other noncurrent assets	$150,948
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	55,160	Other noncurrent assets	55,160
Foreign currency forward exchange contracts	1,163	Other current assets		1,163
	$324,719		$206,108	$3,363	$115,248
Liabilities:
Deferred compensation liability	55,160	Other noncurrent liabilities	55,160
	$55,160		$55,160	$-	$-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,399	Other noncurrent assets	$115,399
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	47,333	Other noncurrent assets	47,333
Deferred compensation assets	49,222	Other noncurrent assets	49,222
Foreign currency forward exchange contracts	572	Other current assets		572
	$214,732		$211,954	$2,778	$-
Liabilities:
Deferred compensation liability	49,222	Other noncurrent liabilities	49,222
	$49,222		$49,222	$-	$-

The fair value of our money market mutual funds, certificates of deposit and equity securities with a readily determinable fair value are computed based upon quoted market prices in an active market. The fair value of deferred compensation assets and the offsetting liability are computed based on market prices in an active market held in a rabbi trust. The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date. The fair value of the non-marketable securities that we hold are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other (income) expense, net.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2025	2024
	(amounts in thousands)
Long-term debt:
Notes and Mortgages payable (including obligations under finance leases of $91,121 in 2025 and $92,530 in 2024) and term loans with varying maturities through 2099; weighted average interest rates of 4.0% in 2025 and 3.8% in 2024 (see Note 7 regarding finance leases)	$200,810	$206,046
Tranche A term loan	1,162,500	1,192,500
Revolving credit facility	408,400	130,000
2.65% Senior Secured Notes due 2030, net of unamortized discount of $1,065 in 2025 and $1,291 in 2024	798,935	798,709
1.65% Senior Secured Notes due 2026, net of unamortized discount of $113 in 2025 and $288 in 2024	699,887	699,712
2.65% Senior Secured Notes due 2032, net of unamortized discount of $734 in 2025 and $864 in 2024	499,266	499,136
4.625% Senior Secured Notes due 2029, net of unamortized discount of $161 in 2025 and net of unamortized discount of $204 in 2024	499,839	499,796
5.050% Senior Secured Notes due 2034, net of unamortized discount of $1,376 in 2025 and net of unamortized discount of $1,533 in 2024	498,624	498,467
Total debt before unamortized financing costs	4,768,261	4,524,366
Less-Unamortized financing costs	(15,710)	(19,825)
Total debt after unamortized financing costs	4,752,551	4,504,541
Less-Amounts due within one year	(748,158)	(40,059)
Long-term debt	$4,004,393	$4,464,482

Credit Facilities and Outstanding Debt Securities

In September 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of December 31, 2025, had $889 million of aggregate available borrowing capacity, net of $408 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.16 billion of outstanding borrowings as of December 31, 2025).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2025, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at December 31, 2025 and December 31, 2024 reflect financial liabilities, which are included in debt, of approximately $70 million and $74 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2025, before unamortized financing costs, are as follows:

(000s)
2026	$748,975
2027	70,744
2028	71,535
2029	1,925,600
2030	812,167
Later	1,139,240
Total maturities before unamortized financing costs	4,768,261
Less-Unamortized financing costs	(15,710)
Total	$4,752,551

5) COMMON STOCK

Dividends

We declared and paid cash dividends of $.80 per share during each of the last three years amounting to, in the aggregate, $51.3 million during 2025, $53.3 million during 2024 and $55.5 million during 2023. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

As of January 1, 2025, we had an aggregate available repurchase authorization of $824.36 million under our stock repurchase program. In October, 2025, our Board of Directors authorized a $1.5 billion increase in our stock repurchase program. As of December 31, 2025, we had an aggregate available repurchase authorization of $1.43 billion. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2025. During 2025, 4,650,318 shares ($899.3 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 369,891 shares ($68.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2024, 2,982,906 shares ($598.5 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 375,248 shares ($72.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2023, 3,855,046 shares ($524.5 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 164,649 shares ($22.9 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of Jan. 1, 2023									$947,368
2023	$—	4,022,051	2,356	$0.01	3,855,046	$136.05	$547,362	$524,485	$422,883
2024	$1,000,000	3,358,261	107	$0.01	2,982,906	$200.65	$670,753	$598,522	$824,361
2025	$1,500,000	5,020,209	—	$0.01	4,650,318	$193.38	$967,951	$899,275	$1,425,086
Total for three year period ended December 31, 2025	$2,500,000	12,400,521	2,463	$0.01	11,488,270	$176.03	$2,186,066	$2,022,282

(a.)
Includes 0, 107, and 2,356, of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2025, 2024 and 2023, respectively.

Stock-based Compensation Plans

At December 31, 2025, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of restricted stock units and stock options (computed utilizing the Black-Scholes option-pricing model) and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the awards. Prior to 2024, our annual stock-based compensation awards were generally issued as a blend restricted stock units and stock options.

Commencing in 2024, our annual stock-based compensation awards were issued fully in restricted stock units (and performance-based restricted stock units to our executive officers) and are expected to remain so in future years.

Pre-tax share-based compensation costs of $33.8 million during 2025, $54.3 million during 2024 and $64.2 million during 2023 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $61.9 million during 2025, $45.1 million during 2024 and $23.5 million during 2023 were recognized related to amortization of restricted stock units as well as discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan. As of December 31, 2025, there was approximately $147.1 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.4 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $95.7 million in 2025, $99.3 million in 2024 and $87.7 million in 2023. In connection with ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were favorably impacted by $4.2 million during 2025 and $15.9 million during 2024 (net of unfavorable impacts of $15.7 million during 2025 and $10.2 million during 2024 resulting from executive compensation limitations pursuant to IRC section 162(m)), and unfavorably impacted by $4.7 million during 2023.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was canceled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was canceled in 2020. During 2020, stock options, net of cancellations of approximately 2.2 million were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Upon adoption of the 2020 Omnibus Stock and Incentive Plan, as discussed below, no additional awards were granted under the 2005 Stock Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan (discussed below), and reserves for future issuance pursuant to each plan were canceled.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was amended in 2022 and 2024. An aggregate of 18.1 million shares of Class B Common Stock has been reserved for issuance under the 2020 Stock Incentive Plan. As of December 31, 2025, approximately 6.59 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan. Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share per stock option, and every share that is subject to restricted stock awards or restricted stock units shall be counted as four shares. Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan.

During each of the last three years, the following were granted pursuant to the 2020 Stock Incentive Plan (net of cancellations):

•
2025: 0 stock options and 545,355 restricted stock units (including 61,251 performance based restricted stock units).
•
2024: 3,000 stock options and 480,489 restricted stock units (including 63,362 performance based restricted stock units).
•
2023: 1.6 million stock options and 247,241 restricted stock units (including 93,606 performance based restricted stock units).

Restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested awards, however, dividends on unvested restricted stock units are typically deferred and accumulated prior to vesting and paid in cash in the aggregate on the vesting date.

The weighted average grant-date fair values of the restricted stock units issued under the 2020 Stock Incentive Plan during each of the last three years, as reflected above, were $178.33 during 2025, $181.05 during 2024 and $118.14 during 2023. The fair value of each restricted stock unit was determined as the closing market price of our stock on the date of grant. Restricted stock units have been granted to our officers, key employees and members of our Board of Directors.

The per option weighted-average grant-date fair values for options granted under the 2020 Stock Incentive Plan were $44.58 during 2024 and $41.88 during 2023. No option grants were issued in 2025. All stock options issued in 2024 and 2023 were granted with an exercise price equal to the fair market value on the date of the grant. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon nineteen option grants for the five-year period ending

December 31, 2025, twenty-two option grants for the five-year period ending December 31, 2024 and thirty option grants for the five-year period ending December 31, 2023.

Year Ended December 31,	2025 (b)	2024	2023
Expected volatility	42%	39%	36%
Risk free Interest rate	2%	2%	2%
Expected life (years)	3.6	3.5	3.5
Forfeiture rate	7%	7%	7%
Dividend yield	0.6%	0.8%	0.7%

(b.)
Pursuant to the discussion above, commencing in 2024, our annual stock-based compensation awards were issued fully in restricted stock units.

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

The table below summarizes our stock option activity during the year ended December 31, 2025:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2025	3,909,248	$124.91
Granted	—	$—
Exercised	(1,753,871)	$117.05
Cancelled	(104,783)	$127.07
Balance, December 31, 2025	2,050,594	$131.53
Outstanding options vested and exercisable as of December 31, 2025	1,013,751	$136.92

The following table provides information about unvested options for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2025	2,305,836	$42.56
Granted	—	$—
Vested	(1,165,336)	$42.10
Cancelled	(103,657)	$43.23
Unvested options as of December 31, 2025	1,036,843	$43.01

The following table provides information regarding all options outstanding at December 31, 2025:

	Options Outstanding	Options Exercisable
Number of options outstanding	2,050,594	1,013,751
Weighted average exercise price	$131.53	$136.92
Aggregate intrinsic value as of December 31, 2025	$177,349,737	$82,217,145
Weighted average remaining contractual life (years)	1.5	1.1

The total in-the-money value of all stock options exercised during the years ended December 31, 2025, 2024 and 2023 were $137.0 million, $185.3 million and $57.1 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2023, 2024 and 2025 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2023	6,794,794	$121.13	2.6	2,450,613	$114.96	4,178,237	$124.86
2024	3,909,248	124.91	2.0	1,603,412	116.94	1,838,407	130.20
2025	2,050,594	131.53	1.5	1,013,751	136.92	808,871	126.11

We also have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”), as amended during 2024, which allows eligible employees to purchase shares of Class B Common Stock at a 10% discount. There were 88,760, 81,146 and 100,507 shares issued pursuant to the Employee Stock Purchase Plan during 2025, 2024 and 2023, respectively. In connection with the Employee Stock Plan, we have reserved 3.0 million shares of Class B Common Stock for issuance and have issued approximately 2.0 million shares as of December 31, 2025. As of December 31, 2025, approximately 1.0 million shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2025, 21,317,419 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$344,265	$311,545	$202,895
Foreign	15,650	10,962	6,505
State	50,303	45,780	29,677
	410,218	368,287	239,077
Deferred
Federal	38,676	(28,499)	(19,716)
Foreign	6,018	(1,318)	3,367
State	6,047	(3,643)	(1,609)
	50,741	(33,460)	(17,958)
Total	$460,959	$334,827	$221,119

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of corporate income tax law changes, was signed into law in the United States. The OBBBA includes law changes related to bonus depreciation, the expensing of domestic research costs, certain U.S. international tax rules and other modifications. There is no material impact on our effective tax rate in 2025. Although the majority of the tax law changes will take effect starting in 2026, we do not believe the changes will have a material impact on our future provision for income taxes or results of operations.

Our provision for income taxes for the years ended December 31, 2025, 2024 and 2023 included tax benefits of $4 million and $16 million and tax expenses of $5 million, respectively, related to employee share-based payments. Excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

The foreign provision for income taxes is based on foreign pre-tax earnings of $91 million in 2025 and $80 million during each of 2024 and 2023. In the future, we anticipate repatriating only previously taxed foreign earnings as well as any future earnings that would qualify for a full dividend received deduction for distributions post-December 31, 2017. As of December 31, 2025, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $96 million. As of December 31, 2025, $24 million of the foreign earnings above is expected to be repatriated and generate future withholding taxes. As such, we have recognized a deferred tax liability of $2 million. At this time, there are no material tax effects related to the future cash repatriation of other undistributed earnings.

As described in Note 1, effective for the year ended December 31, 2025, we adopted ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)" ("ASU 2023-09"), on a prospective basis. In accordance with prospective application, the prior period disclosures were not adjusted. Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (amounts in thousands):

	Year Ended
	December 31, 2025
U.S. federal statutory tax rate	$414,150	21.0%
State and local income taxes, net of federal income tax effect (a)	44,914	2.3%
Foreign tax effects	2,501	0.1%
Tax credits	(3,681)	-0.2%
Changes in valuation allowances	(5)	0.0%
Nontaxable or nondeductible items
Noncontrolling interests	(4,697)	-0.2%
Share-based payment awards	(3,741)	-0.2%
Other nondeductible items	11,915	0.6%
Changes in unrecognized tax benefits	(397)	0.0%
Effective tax rate	$460,959	23.4%

(a) State taxes in California and the District of Columbia made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation between the federal statutory rate and the effective tax rate is as follows for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State, net of federal income tax benefit	2.3%	2.4%
Tax effects of foreign operations	-0.5%	-0.7%
Tax benefit from settlements of employee equity awards	-0.8%	0.4%
Other items	0.7%	0.4%
Impact of income attributable to noncontrolling interests	-0.3%	0.0%
Effective tax rate	22.4%	23.5%

Our effective tax rates were 23.4%, 22.4% and 23.5% for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in our effective tax rate for the year ended December 31, 2025, as compared to 2024, is due to a $10 million increase in the provision for foreign tax effects and a $12 million decrease in the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m), during 2025 as compared to 2024. The decrease in our effective tax rate for the year ended December 31, 2024, as compared to 2023, is due primarily to a $16 million decrease in the provision for income taxes during 2024, as compared to 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

The components of income taxes paid, net of refunds received, are as follows (amounts in thousands):

Year Ended December 31, 2025
Federal	$400,662
State and local	56,450
Foreign	13,753
Total income taxes paid (net of refunds)	$470,865

The amount of income taxes paid during the year does not meet the 5% disaggregation threshold for any state, local or foreign jurisdictions.

Income tax payments, net of refunds received, were $325 million and $258 million for the years ended December 31, 2024 and 2023, respectively. Included in “Other current assets” on our consolidated balance sheets are prepaid federal, state and foreign income taxes amounting to approximately $54 million and $3 million as of December 31, 2025 and 2024, respectively. Included in “Other long-term assets” on our consolidated balance sheets are federal taxes receivable amounting to approximately $4 million as of December 31, 2025.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2025		2024
	Assets	Liabilities	Assets		Liabilities
Self-insurance reserves	$124,084		$131,945	$
Compensation accruals	88,472		80,673
Doubtful accounts and other reserves	139,513		136,067
Other currently non-deductible accrued liabilities	19,812		19,492
Depreciable and amortizable assets		336,937			278,412
Operating lease liabilities	96,798		105,444
Right of use assets-operating leases		87,516			97,925
Federal state and foreign net operating loss carryforwards and other federal, state and foreign deferred tax assets	118,211		111,388
Net pension liabilities – OCI only		600	121
Other liabilities		10,088			7,654
	$586,890	$435,141	$585,130		$383,991
Valuation allowance	(86,881)	0	(82,690)		0
Total deferred income taxes	$500,009	$435,141	$502,440		$383,991

At December 31, 2025, state net operating loss carryforwards (expiring in years 2026 through 2044), and credit carryforwards available to offset future taxable income approximated $1 billion representing approximately $73 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $160 million representing approximately $11 million in deferred state tax benefit (net of the federal benefit). At December 31, 2025, there were foreign net operating losses and interest expense carryforwards of approximately $105 million, most of which are carried forward indefinitely, representing approximately $28 million in deferred foreign tax benefit. At December 31, 2025, there were federal tax credits and net operating losses of approximately $9 million representing approximately $6 million in deferred federal tax benefits. Of the federal attributes above, $5 million will expire between 2027-2036 with the remaining federal attributes carried forward indefinitely.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $78 million have been recorded during each of the periods ended December 31, 2025 and 2024. In addition, valuation allowances of approximately $9 million and $4 million have been recorded as of December 31, 2025 and 2024, related to federal and foreign net operating losses and credit carryforwards. During 2025, the valuation allowance on these federal and foreign tax benefits increased by $5 million due to an increase in foreign tax credits that are not expected to be realized.

During 2025 and 2024, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. The balance at each of the years ended December 31, 2025 and 2024, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2025 and 2024, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2022 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (amounts in thousands):

	As of December 31,
	2025	2024	2023
Balance at January 1,	$2,862	$2,850	$2,727
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	183	189	180
Reductions for tax positions of prior years	(686)	(677)	(557)
Settlements	0	0	0
Balance at December 31,	$2,859	$2,862	$2,850

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2026, two expiring in 2033, and one expiring in 2040 (see Note 9 for additional disclosure). We also lease the real property of certain facilities.

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Twelve months ended December 31,
	2025	2024	2023

Operating lease cost	$101,977	$101,915	$99,812
Variable and short term lease cost (a)	46,257	44,518	41,214
Total lease and rental expense	$148,234	$146,433	$141,026

Finance lease cost:
Amortization of property under capital lease	$8,287	$5,923	$4,998
Interest on debt of property under capital lease	4,141	2,006	3,771
Total finance lease cost	$12,428	$7,929	$8,769
(a)
Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Twelve months ended December 31,
	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138,519	$134,543	$129,299
Operating cash flows from finance leases	$3,517	$3,652	$3,832
Financing cash flows from finance leases	$2,370	$3,973	$3,817

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39,847	$68,029	$62,223
Finance leases	$4,295	$23,700	$452

Supplemental balance sheets information related to leases as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,	December 31,
	2025	2024

Operating Leases
Right of use assets-operating leases	$374,239	$418,719

Operating lease liabilities	$73,237	$74,649
Operating lease liabilities noncurrent	340,715	376,239
Total operating lease liabilities	$413,952	$450,888

Finance Leases
Property and equipment	$129,012	$125,018
Accumulated depreciation	(52,326)	(44,346)
Property and equipment, net	$76,686	$80,672

Current maturities of long-term debt	$5,738	$5,282
Long-term debt	85,383	87,248
Total finance lease liabilities	$91,121	$92,530

Weighted Average remaining lease term, years
Operating leases	18.2	17.1
Finance leases	18.8	19.6

Weighted Average discount rate
Operating leases	5.5%	5.4%
Finance leases	5.5%	5.5%

Future maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2026	$86,261	$9,221
2027	68,430	10,700
2028	58,586	11,042
2029	49,541	11,207
2030	37,115	11,377
Later years	568,728	94,138
Total lease payments	868,661	147,685
less imputed interest	(454,709)	(56,564)
Total	$413,952	$91,121

We assumed approximately $4 million in finance lease obligations during 2025, $24 million during 2024, and $1 million in 2023. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

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

As of December 31, 2025, the total net accrual for our self-insured professional and general liability claims was $449 million, of which $125 million was included in current liabilities. As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserve for self-insured professional and general liability claims amounting to approximately $45 million during 2025, $79 million during 2024 and $25 million during 2023. All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

As of December 31, 2025, the total accrual for our workers’ compensation liability claims was $152 million, $64 million of which was included in current liabilities. As of December 31, 2024, the total accrual for our workers’ compensation liability claims was $137 million, $58 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial of the first three plaintiffs, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. These appeals were recently dismissed by the appellate court without prejudice as premature because the judgments in favor of the first three plaintiffs are neither final nor enforceable at this time.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years. The next trial is tentatively planned to commence in August, 2026.

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of December 31, 2025, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $143 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2025 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2023	$371,900	$124,516	$496,416
Plus: Accrued insurance expense, net of commercial premiums paid	127,445	56,017	183,462
Less: Payments made in settlement of self-insured claims	(67,860)	(50,229)	(118,089)
Balance at January 1, 2024	431,485	130,304	561,789
Plus: Accrued insurance expense, net of commercial premiums paid	184,110	70,284	254,394
Less: Payments made in settlement of self-insured claims	(128,707)	(63,478)	(192,185)
Balance at January 1, 2025	486,888	137,110	623,998
Plus: Accrued insurance expense, net of commercial premiums paid	155,462	81,309	236,771
Less: Payments made in settlement of self-insured claims	(193,395)	(66,080)	(259,475)
Balance at December 31, 2025	$448,955	$152,339	$601,294

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

As of January 1, 2026, property insurance for our behavioral health facilities located in the U.K. are provided on an all-risk basis up to a £2.7 billion, with a coverage cap per location of £150 million for any one occurrence, that includes coverage for real and personal property as well as business interruption losses.

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). Pursuant to the agreements, on behalf of the District, we served as manager for development and construction of the District Facilities, which were funded entirely by the District. The District Facilities had an aggregate cost of approximately $417 million, substantially all of which has been incurred as of December 31, 2025. Construction of the acute care hospital (Cedar Hill Regional Medical Center) was completed and the hospital opened on April 15, 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $21 million of which has been incurred as of December 31, 2025), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2025 as follows: (i) other combined estimated future purchase obligations of $353 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($35 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($159 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($54 million), development, implementation and operation of an enterprise resource planning application ($70 million), administrative software applications ($24 million) and other software applications ($10 million); (ii) estimated construction commitment of $7 million representing our share of the remaining construction cost of two behavioral health care facilities which opened in 2025 that, subject to approval of certain regulatory conditions, we were required to build pursuant to joint-venture agreements with a third-party; (iii) combined estimated future payments of $154 million related to our non-contributory, defined benefit pension plan ($127 million consisting of estimated payments through 2080) and other retirement plan liabilities ($27 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($137 million).

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

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the action during trial. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland has filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. These appeals were recently dismissed by the appellate court without prejudice as premature because the judgments in favor of the first three plaintiffs are neither final nor enforceable at this time.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years. The next trial is tentatively planned to commence in August, 2026.

In the event the resolution of the Cumberland matter exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2025, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2026 at the same rate in place for 2025, 2024 and 2023, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.6 million during 2025, $5.5 million during 2024 and $5.3 million during 2023.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.0 million during 2025, $1.1 million during 2024 and $0.9 million during 2023, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during each of 2025, 2024 and 2023. The carrying value of our investment in the Trust was $4.4 million and $5.8 million at December 31, 2025 and 2024, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $30.9 million at December 31, 2025 and $29.3 million at December 31, 2024, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2025 and December 31, 2024 reflects a financial liability of $70.0 million and $73.8 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $21.7 million during 2025 and $21.2 million during 2024.

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

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2026:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35	(c)
Clive Behavioral Health	$2,930,000	December, 2040	50	(d)

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

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments ("FED") owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest. The current lease terms on these two FEDs, which are located in Weslaco and Mission, Texas, are scheduled to end on January 31, 2030. Pursuant to terms of the leases, the lease rates are scheduled to increase 2% per year through the end of the lease terms. Our subsidiaries have four, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and our subsidiaries have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. On this land, the Trust intends to develop, construct and own the Palm Beach Garden Medical Plaza I, an MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the fourth quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which is scheduled to be completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB commenced in February, 2026.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.0 million, net, in premium payments during 2025, 2024 and 2023.

Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was a member of the Board of Directors of Premier, Inc. (“Premier”) from 2015 until Premier was sold in November, 2025, as discussed below. In conjunction with our GPO agreement with Premier, we had previously received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020). During 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We elected to retain a portion of the previously vested shares of Premier, the carrying value of which was adjusted for changes in the market value of Premier, which were included in other assets on our consolidated balance sheets (amounting to $47 million and $50 million as of December 31, 2024 and 2023, respectively). In September, 2025, Premier entered into an agreement and plan of merger providing for the acquisition of Premier by Patient Square Capital. In November, 2025 we received approximately $63 million for our remaining shares of Premier. Included in Other (income) expense, net, in our consolidated statements of income, were gains/(losses) recorded to adjust for changes in the market value of our shares of Premier amounting to $16 million during 2025, ($3 million) during 2024, and ($28 million) during 2023. Additionally, we received cash dividends from Premier amounting to $1.4 million during 2025 and $1.9 million during each of 2024 and 2023, which are included in “Other (income) expense, net” in our consolidated statements of income.

In July, 2023 we invested in the non-marketable securities of a healthcare generative artificial intelligence company, in which we hold a small minority ownership percentage. In December 2025 we recorded a $93 million unrealized gain on the increase in market value of this company. This unrealized gain is included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2025. As of December 31, 2025 the current market value of these non-marketable securities was $115 million and is included in other assets on our consolidated balance sheets.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel for Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

10) REVENUE RECOGNITION

We recognize revenue when services/goods have been provided to patients/customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,538,151	15%	$318,253	4%		$1,856,404	11%
Managed Medicare	1,658,864	17%	421,414	6%		2,080,278	12%
Medicaid	1,337,579	13%	1,349,388	18%		2,686,967	15%
Managed Medicaid	685,083	7%	1,797,518	24%		2,482,601	14%
Managed Care (HMO and PPOs)	3,257,367	33%	1,644,729	22%		4,902,096	28%
UK Revenue	0	0%	1,001,356	13%		1,001,356	6%
Other patient revenue and adjustments, net	584,535	6%	655,743	9%		1,240,278	7%
Other non-patient revenue	864,328	9%	237,099	3%	13,422	1,114,849	6%
Total Net Revenue	$9,925,907	100%	$7,425,500	100%	$13,422	$17,364,829	100%

	For the year ended December 31, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,363,090	15%	$306,035	4%		$1,669,125	11%
Managed Medicare	1,480,707	17%	403,198	6%		1,883,905	12%
Medicaid	1,113,070	12%	1,138,960	17%		2,252,030	14%
Managed Medicaid	626,352	7%	1,677,586	24%		2,303,938	15%
Managed Care (HMO and PPOs)	2,865,515	32%	1,630,887	24%		4,496,402	28%
UK Revenue	0	0%	880,148	13%		880,148	6%
Other patient revenue and adjustments, net	499,420	6%	613,388	9%		1,112,808	7%
Other non-patient revenue	996,134	11%	222,888	3%	10,557	1,229,579	8%
Total Net Revenue	$8,944,288	100%	$6,873,090	100%	$10,557	$15,827,935	100%

	For the year ended December 31, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,297,084	16%	$310,321	5%		$1,607,405	11%
Managed Medicare	1,368,284	17%	345,771	6%		1,714,055	12%
Medicaid	638,986	8%	893,918	14%		1,532,904	11%
Managed Medicaid	716,380	9%	1,574,281	25%		2,290,661	16%
Managed Care (HMO and PPOs)	2,658,890	33%	1,552,304	25%		4,211,194	29%
UK Revenue	0	0%	761,124	12%		761,124	5%
Other patient revenue and adjustments, net	452,781	6%	528,422	9%		981,203	7%
Other non-patient revenue	948,997	12%	224,780	4%	9,653	1,183,430	8%
Total Net Revenue	$8,081,402	100%	$6,190,921	100%	$9,653	$14,281,976	100%

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $87.9 million, $82.1 million and $73.9 million in 2025, 2024 and 2023, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2025 and 2024:

	2025	2024
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$93,415	$98,415
Actual return (loss) on plan assets	8,418	1,865
Benefits paid	(6,385)	(6,289)
Administrative expenses	(487)	(576)
Fair value of plan assets at end of year	$94,961	$93,415
Change in benefit obligation:
Benefit obligation at beginning of year	$78,422	$85,625
Service cost	603	616
Interest cost	4,025	3,874
Benefits paid	(6,385)	(6,289)
Actuarial (gain) loss	862	(5,404)
Benefit obligation at end of year	$77,527	$78,422
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent assets	$17,434	$14,993
Total amounts recognized at end of year	$17,434	$14,993

	2025	2024	2023
	(000s)
Components of net periodic cost (benefit)
Service cost	$603	$616	$803
Interest cost	4,025	3,874	4,118
Expected return on plan assets	(4,054)	(4,277)	(4,195)
Net periodic cost	$574	$213	$726

	2025	2024
Measurement Dates
Benefit obligations	12/31/2025	12/31/2024
Fair value of plan assets	12/31/2025	12/31/2024

	2025	2024
Weighted average assumptions as of December 31
Discount rate	5.10%	5.36%
Rate of compensation increase	4.00%	4.00%

	2025	2024	2023
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.36%	4.71%	4.91%
Expected long-term rate of return on plan assets	4.50%	4.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our plan was $77.5 million and $78.4 million as of December 31, 2025 and 2024, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $17.4 million and $15.0 million as of December 31, 2025 and 2024, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2026.

The market values of our pension plan assets at December 31, 2025 and 2024, reported using net asset value as a practical expedient, by asset category are as follows (in thousands):

	2025	2024
Equities:
U.S. Large Cap	$5,132	$5,131
U.S. Mid Cap	1,388	1,351
U.S. Small Cap	1,382	1,259
International Developed	3,765	3,746
Emerging Markets	2,371	2,291
Fixed income:
Core Fixed Income	29,218	28,175
Long Duration Fixed Income	50,951	50,674
Cash/Currency:
Cash Equivalents	754	788
Total market value	$94,961	$93,415

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2026 through 2035 for our defined pension plan. There will be benefit payments under this plan beyond 2035.

Estimated Future Benefit Payments (000s)
2026	$6,644
2027	6,630
2028	6,575
2029	6,496
2030	6,404
2031-2035	29,996
Total	$62,745

	2025	2024
Plan Assets
Asset Category
Equity securities	15%	15%
Fixed income securities	84%	84%
Other	1%	1%
Total	100%	100%

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

	As of 12/31/2025	Permitted Range
Total Equity	15%	10-30%
Total Fixed Income	84%	70-90%
Other	1%	0-10%

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

2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$9,925,907	$7,425,500	$17,351,407

Reconciliation of Net Revenue
Non-segment revenue			13,422
Total Net Revenue			$17,364,829

Salaries, wages and benefits	$3,797,810	$3,893,474
Other segment item operating expenses (a)	4,707,603	1,848,084
Depreciation and amortization expense	388,804	220,464
Interest (income) expense, net	6,285	4,110
Other (income) expense, net	(21,533)	(1,135)
Reportable segment income before income taxes	$1,046,938	$1,460,503	$2,507,441

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			13,422
Non-segment operating expenses (b)			514,575
Non-segment interest expense, net			145,673
Non-segment other (income) expense, net			(111,526)
Income before income taxes			$1,972,141

2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$8,944,288	$6,873,090	$15,817,378

Reconciliation of Net Revenue
Non-segment revenue			10,557
Total Net Revenue			$15,827,935

Salaries, wages and benefits	$3,523,526	$3,590,956
Other segment item operating expenses (a)	4,206,890	1,720,364
Depreciation and amortization expense	368,717	205,741
Interest (income) expense, net	6,339	4,027
Other (income) expense, net	(1,305)	(3,547)
Reportable segment income before income taxes	$840,121	$1,355,549	$2,195,670

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			10,557
Non-segment operating expenses (b)			529,927
Non-segment interest expense, net			175,743
Non-segment other (income) expense, net			2,621
Income before income taxes			$1,497,936

2023	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$8,081,402	$6,190,921	$14,272,323

Reconciliation of Net Revenue
Non-segment revenue			9,653
Total Net Revenue			$14,281,976

Salaries, wages and benefits	$3,406,060	$3,353,008
Other segment item operating expenses (a)	3,762,066	1,564,649
Depreciation and amortization expense	367,644	189,297
Interest (income) expense, net	(2,501)	4,558
Other (income) expense, net	7,788	(4,271)
Reportable segment income before income taxes	$540,345	$1,083,680	$1,624,025

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			9,653
Non-segment operating expenses (b)			463,871
Non-segment interest expense, net			204,617
Non-segment other (income) expense, net			24,764
Income before income taxes			$940,426

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $1.001 billion in 2025, $880 million in 2024 and $761 million in 2023.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2025	$82,690	$4,191	$86,881
Year ended December 31, 2024	$72,667	$10,023	$82,690
Year ended December 31, 2023	$63,325	$9,342	$72,667