Form 10-Q
period 2026-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2026-05-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2026:

Class A	6,574,600
Class B	53,287,606
Class C	661,688
Class D	12,457

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2026. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2026	2025
Net revenues	$4,495,182	$4,099,720
Operating charges:
Salaries, wages and benefits	2,088,229	1,951,104
Other operating expenses	1,283,928	1,105,752
Supplies expense	426,543	402,881
Depreciation and amortization	155,426	148,345
Lease and rental expense	38,196	36,813
	3,992,322	3,644,895
Income from operations	$502,860	$454,825
Interest expense, net	37,133	40,056
Other (income) expense, net	(3,389)	(5,659)
Income before income taxes	$469,116	$420,428
Provision for income taxes	110,438	98,800
Net income	358,678	321,628
Less: Net income (loss) attributable to noncontrolling interests	9,996	4,948
Net income attributable to UHS	$348,682	$316,680

Basic earnings per share attributable to UHS	$5.71	$4.87
Diluted earnings per share attributable to UHS	$5.65	$4.80

Weighted average number of common shares - basic	61,071	64,970
Add: Other share equivalents	597	1,067
Weighted average number of common shares and equivalents - diluted	61,668	66,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2026	2025
Net income	$358,678	$321,628
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,283)	14,901
Other comprehensive income (loss) before tax	(8,283)	14,901
Income tax expense (benefit) related to items of other comprehensive income (loss)	420	(408)
Total other comprehensive (loss) income, net of tax	(8,703)	15,309
Comprehensive income	349,975	336,937
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,996	4,948
Comprehensive income attributable to UHS	$339,979	$331,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$119,028	$137,797
Accounts receivable, net	2,745,090	2,602,434
Supplies	229,415	232,110
Other current assets	406,168	435,574
Total current assets	3,499,701	3,407,915

Property and equipment	13,609,793	13,489,811
Less: accumulated depreciation	(6,546,146)	(6,481,714)
	7,063,647	7,008,097
Other assets:
Goodwill	3,980,656	3,990,213
Deferred income taxes	68,339	70,517
Right of use assets-operating leases	375,316	374,239
Deferred charges	9,234	9,272
Other	684,249	667,340
Total Assets	$15,681,142	$15,527,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$756,240	$748,158
Accounts payable and other liabilities	2,356,343	2,416,276
Operating lease liabilities	72,904	73,237
Federal and state taxes	58,591	1,930
Total current liabilities	3,244,078	3,239,601

Other noncurrent liabilities	532,678	527,827
Operating lease liabilities noncurrent	344,555	340,715
Deferred income taxes	3,234	5,649
Long-term debt	3,952,118	4,004,393

Redeemable noncontrolling interests	73,380	70,620

Equity:
UHS common stockholders’ equity	7,464,857	7,275,792
Noncontrolling interest	66,242	62,996
Total equity	7,531,099	7,338,788
Total Liabilities and Stockholders’ Equity	$15,681,142	$15,527,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2026

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2026	$70,620	$66	$538	$7	$0	$(765,357)	$7,992,755	$47,783	$7,275,792	$62,996	$7,338,788
Common Stock
Issued/(converted)	—	—	6	—	—	—	3,932	—	3,938	—	3,938
Repurchased, including excise tax	—	—	(9)	—	—	—	(164,492)	—	(164,501)	—	(164,501)
Restricted share-based compensation expense	—	—	—	—	—	—	17,380	—	17,380	—	17,380
Dividends paid and accrued	—	—	—	—	—	(12,551)	—	—	(12,551)	—	(12,551)
Stock option expense	—	—	—	—	—	—	4,820	—	4,820	—	4,820
Distributions to noncontrolling interests	(1,927)	—	—	—	—	—	—	—	—	(5,985)	(5,985)
Purchase (sale) of ownership interests by (from) minority members	2,806	—	—	—	—	—	—	—	—	1,116	1,116
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	1,881	—	—	—	—	—	348,682	—	348,682	8,115	356,797
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(8,703)	(8,703)	—	(8,703)
Subtotal - comprehensive income (loss)	1,881	—	—	—	—	—	348,682	(8,703)	339,979	8,115	348,094
Balance, March 31, 2026	$73,380	$66	$535	$7	$0	$(777,908)	$8,203,077	$39,080	$7,464,857	$66,242	$7,531,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	7	—	—	—	3,829	—	3,836	—	3,836
Repurchased, including excise tax	—	—	(12)	—	—	—	(224,440)	—	(224,452)	—	(224,452)
Restricted share-based compensation expense	—	—	—	—	—	—	11,842	—	11,842	—	11,842
Dividends paid and accrued	—	—	—	—	—	(13,255)		—	(13,255)	—	(13,255)
Stock option expense	—	—	—	—	—	—	9,437	—	9,437	—	9,437
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,912)	(5,912)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	4,485	4,485
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	31	—	—	—	—	—	316,680	—	316,680	4,917	321,597
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	15,309	15,309	—	15,309
Subtotal - comprehensive income (loss)	31	—	—	—	—	—	316,680	15,309	331,989	4,917	336,906
Balance, March 31, 2025	$13,324	$66	$572	$7	$0	$(726,960)	$7,489,409	$22,510	$6,785,604	$86,806	$6,872,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$358,678	$321,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	155,426	148,345
Stock-based compensation expense	22,504	21,595
Gain on sales of assets and businesses	(5,046)	-
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(123,862)	(218,374)
Accrued interest	10,992	11,086
Accrued and deferred income taxes	104,772	88,641
Other working capital accounts	(122,911)	(42,824)
Other assets and deferred charges	(12,257)	(489)
Other, net	(221)	3,811
Accrued insurance expense, net of commercial premiums paid	62,568	47,334
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(49,015)	(20,705)
Net cash provided by operating activities	401,628	360,048

Cash Flows from Investing Activities:
Property and equipment additions	(217,157)	(239,026)
Proceeds received from sales of assets and businesses	14,304	-
Acquisition of businesses and property	(4,857)	(8,314)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	14,716	(23,695)
Costs incurred for purchase and development of enterprise resource planning application	(4,613)	-
Decrease (increase) in capital reserves of commercial insurance subsidiary	28	(264)
Net cash used in investing activities	(197,579)	(271,299)

Cash Flows from Financing Activities:
Repayments of long-term debt	(44,731)	(9,113)
Additional borrowings	40	152,454
Repurchase of common shares	(163,849)	(223,385)
Dividends paid	(12,974)	(13,534)
Issuance of common stock	3,782	3,658
Profit distributions to noncontrolling interests	(7,912)	(5,912)
Purchase of ownership interests by minority members, net	3,750	4,412
Net cash used in financing activities	(221,894)	(91,420)

Effect of exchange rate changes on cash and cash equivalents	(924)	1,645

Decrease in cash, cash equivalents and restricted cash	(18,769)	(1,026)
Cash, cash equivalents and restricted cash, beginning of period	271,322	224,752
Cash, cash equivalents and restricted cash, end of period	$252,553	$223,726

Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,119	$27,718
Income taxes paid, net of refunds	$8,276	$5,638
Noncash purchases of property and equipment	$70,246	$116,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2026. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 25, 2026.

(2) Relationship with Universal Health Realty Income Trust, Other Related Party Transactions and Other Investments

Relationship with Universal Health Realty Income Trust:

At March 31, 2026, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2026 at the same rate in place for 2025, 2024 and 2023, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.4 million during each of the three-month periods ended March, 2026 and 2025.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $300,000 during each of the three-month periods ended March 31, 2026 and 2025, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $587,000 and $579,000 during the three-month periods ended March 31, 2026 and 2025, respectively. The carrying value of our investment in the Trust was $4.1 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $31.9 million at March 31, 2026 and $30.9 million at December 31, 2025, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets at March 31, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $69 million and $70 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5.6 million and $5.4 million during the three-month periods ended March 31, 2026 and 2025, respectively.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.9 million, $2.9 million and $2.8 million during 2026, 2025 and 2024, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of March 31, 2026:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,975,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,257,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,925,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,930,000	December, 2040	50	(d)

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

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. On this land, the Trust intends to develop, construct and own the real property of the Miller Medical Plaza, a MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed during the fourth quarter of 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which is scheduled to be completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB commenced in February, 2026.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1 million, net, in premium payments during 2026 and 2025.

Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was a member of the Board of Directors of Premier, Inc. (“Premier”) from 2015 until Premier was sold in November, 2025, as discussed below. In conjunction with our GPO agreement with Premier, we had previously received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020). During 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We elected to retain a portion of the previously vested shares of Premier, the carrying value of which was adjusted for changes in the market value of Premier, which were included in other assets on our consolidated balance sheets. In September, 2025, Premier entered into an agreement and plan of merger providing for the acquisition of Premier by Patient Square Capital. In November, 2025 we received approximately $63 million for our remaining shares of Premier. Included in Other (income) expense, net, in our condensed consolidated statements of income, were losses recorded to adjust for changes in the market value of our shares of Premier amounting to $4.3 million during the first quarter of 2025. Additionally, we received cash dividends from Premier amounting to $469,000 during the three-month period ended March 31, 2025, which is included in “Other (income) expense, net” in our condensed consolidated statements of income.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel to Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

Other Investments:

At various times from July, 2023 to November, 2025, we invested in non-marketable securities of a healthcare generative artificial intelligence company, in which we hold a small minority ownership percentage. As of March 31, 2026 and December 31, 2025 the current market value of these non-marketable securities was approximately $115 million and is included in other assets on our condensed consolidated balance sheets.

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

As of March 31, 2026, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 49%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $66 million and $73 million, respectively, as of March 31, 2026, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania had previously exercised their put option and we purchased their ownership interest in April, 2025.

(4) Treasury

Credit Facilities and Outstanding Debt Securities

On April 22, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows: (i) increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion (from $1.3 billion previously); (ii) increased the existing tranche term loan A by $300 million to $1.455 billion (from $1.155 billion previously), and; (iii) initiated a new $400 million delayed draw term loan A which is expected to be drawn upon the closing of our acquisition of Talkspace, Inc. as discussed in Note 6 - Commitments and Contingencies. The maturity date for our Credit Agreement, which is scheduled for September 26, 2029, remained unchanged. As of March 31, 2026, we had approximately $373 million of borrowings outstanding pursuant to the revolving credit facility.

Prior to the Eleventh Amendment, the tranche term loan A in effect as of March 31, 2026 (outstanding balance of $1.155 billion as of that date), provides for installment payments of $7.5 million per quarter through September 30, 2026, and $15.0 million per quarter commencing on December 31, 2026 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $975.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Pursuant to the terms of the Eleventh Amendment, which became effective in April, 2026:

•
Increased tranche term loan A ($300 million): Installment payments are scheduled to be $1.875 million per quarter commencing on September 30, 2026 through June 30, 2028, and $3.75 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $270.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.
•
Delayed draw term loan A ($400 million): Once drawn, the $400 million principal balance will be payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche term loan A borrowings under the Credit Agreement, prior to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2026, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The Eleventh Amendment provides for the removal of the .10% credit spread adjustment from existing and increased revolving credit and tranche term loan A borrowings. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.60 billion and 4.0%, respectively, during the first quarter of 2026, and $4.28 billion and 4.1%, respectively, during the first quarter of 2025.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at March 31, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $69 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At March 31, 2026, the carrying value and fair value of our debt were approximately $4.7 billion and $4.5 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.7 billion total debt outstanding as of March 31, 2026, are as follows: (i) $756 million due during the next 12 months; (ii) $71 million due during months 13 to 24; (iii) $72 million due during months 25 to 36; (iv) $1.87 billion due during months 37 to 48; (v) $808 million due during months 49 to 60, and; (vi) $1.13 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $15 million and net cash outflows of $24 million during the three-month periods ended March 31, 2026 and 2025, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2026	2025
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$16,772	$(24,925)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,	March 31,	December 31,
	2026	2025	2025
Cash and cash equivalents	$119,028	$126,753	$137,797
Restricted cash (a)	133,525	96,973	133,525
Total cash, cash equivalents and restricted cash	$252,553	$223,726	$271,322

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2026	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$151,016	Other noncurrent assets	$151,016
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	53,175	Other noncurrent assets	53,175
Foreign currency forward exchange contracts	893	Other current assets		893
	$322,532		$204,191	$3,093	$115,248
Liabilities:
Deferred compensation liability	53,175	Other noncurrent liabilities	53,175
	$53,175		$53,175	$-	$-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150,948	Other noncurrent assets	$150,948
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	55,160	Other noncurrent assets	55,160
Foreign currency forward exchange contracts	1,163	Other current assets		1,163
	$324,719		$206,108	$3,363	$115,248
Liabilities:
Deferred compensation liability	55,160	Other noncurrent liabilities	55,160
	$55,160		$55,160	$-	$-

The fair value of our money market mutual funds and certificates of deposit with a readily determinable fair value are computed based upon quoted market prices in an active market. The fair value of deferred compensation assets and the offsetting liability are computed based on market prices in an active market held in a rabbi trust. The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date. The fair value of the non-marketable securities that we hold are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other (income) expense, net.

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2026, 2025, 2024, 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence, respectively, in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017. For each of the years indicated above, through February 2025, for claims involving multiple plaintiffs, a single self-insured retention may apply, as stipulated in and subject to the terms and conditions of the applicable commercial policies, for claims qualifying as group related integrated occurrences and/or medical incidents. As of March 1, 2025, the single self-insured retention no longer applies in connection with claims made by multiple plaintiffs against our behavioral health care facilities.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $120 million in 2026; $110 million in 2025; $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. Effective March, 2025, our commercial insurance coverage contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and lower aggregate limitations.

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

As of March 31, 2026, the total net accrual for our self-insured professional and general liability claims was $460 million, of which $130 million was included in current liabilities. As of December 31, 2025, the total net accrual for our self-insured professional and general liability claims was $449 million, of which $125 million was included in current liabilities.

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

As of March 31, 2026, the total accrual for our workers’ compensation liability claims was $155 million, $66 million of which was included in current liabilities. As of December 31, 2025, the total accrual for our workers’ compensation liability claims was $152 million, $64 million of which was included in current liabilities.

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

There are approximately 43 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years. The next trial is tentatively planned to commence in August, 2026. On April 24, 2026, Cumberland, UHS Delaware, and the Company filed a Petition for Interlocutory Appeal that seeks reversal of the court’s Trial Scheduling Order and a stay pending discretionary review by the Court of Appeals of Virginia.

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of March 31, 2026, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $143 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). Pursuant to the agreements, on behalf of the District, we served as manager for development and construction of the District Facilities, which were funded entirely by the District. The District Facilities had an aggregate cost of approximately $417 million, substantially all of which has been incurred as of March 31, 2026. Construction of the acute care hospital (Cedar Hill Regional Medical Center) was completed and the hospital opened on April 15, 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $22 million of which has been incurred as of March 31, 2026), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

Acquisition of Talkspace, Inc.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 - Treasury, Credit Facilities and Outstanding Debt Securities. The transaction is expected to close during the third quarter of 2026 and is subject to approval by Talkspace’s stockholders, satisfaction of regulatory approvals and other customary closing conditions.

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

There are approximately 43 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware remain defendants with respect to the remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years. The next trial is tentatively planned to commence in August, 2026. On April 24, 2026, Cumberland, UHS Delaware, and the Company filed a Petition for Interlocutory Appeal that seeks reversal of the court’s Trial Scheduling Order and a stay pending discretionary review by the Court of Appeals of Virginia.

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

A trial of this matter was concluded on September 26, 2025, with a verdict rendered against UHS of Delaware, Inc. and the other defendants for approximately $4.7 million in compensatory damages. The jury also awarded punitive damages against UHS of Delaware, Inc. of $500 million and lesser amounts against some of the other defendants. Based upon Nevada statutory law, we expect the punitive damages to be reduced to a maximum of approximately $14 million. UHS of Delaware, Inc. and the other defendants filed post-trial motions. In March 2026, the trial court granted a motion for a new trial based upon juror misconduct.

Although we are uncertain as to the ultimate financial exposure related to this matter and we can make no assurance regarding its outcome on appeal or a new trial, or the amount of damages that may be recoverable after appeals or a new trial, during the third quarter of 2025, we recorded an $18 million legal reserve in connection with this matter.

Laurel Ridge Treatment Center

In April 2026, Laurel Ridge Treatment Center ("Laurel Ridge"), a 330-bed, behavioral health care facility located in San Antonio, Texas, received notice from the Centers for Medicare and Medicaid Services (CMS) that it was terminating Laurel Ridge’s Medicare provider agreement effective April 30, 2026. Laurel Ridge filed an administrative appeal contesting the decision and also filed a lawsuit in federal court for the Western District of Texas seeking a temporary restraining order to prevent the termination from taking effect pending completion of the administrative appeal process. The Court denied the request for the temporary restraining order. As such, Laurel Ridge has been terminated from the Medicare and Medicaid program. The facility intends to re-apply for Medicare/Medicaid certification and will remain open during the reapplication process although there is no assurance that recertification will be granted. During the reapplication process, we expect to incur operating losses and cash flow deficits. During the year ended December 31, 2025, Laurel Ridge's income before income taxes was approximately $23 million.

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

The expenses included in our non-segment operating expenses below include centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025. We do not present asset information for our segments as this information is not used to allocate resources.

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation.

Three Months Ended March 31, 2026	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,610,136	$1,882,152	$4,492,288

Reconciliation of Net Revenue
Non-segment revenue			2,894
Total Net Revenue			$4,495,182

Salaries, wages and benefits	$972,846	$1,001,094
Other segment item operating expenses (a)	1,254,357	462,200
Depreciation and amortization expense	96,318	56,634
Interest (income) expense, net	986	1,272
Other (income) expense, net	(2,132)	(883)
Reportable segment income before income taxes	$287,761	$361,835	$649,596

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,894
Non-segment operating expenses (b)			148,873
Non-segment interest expense, net			34,875
Non-segment other (income) expense, net			(374)
Income before income taxes			$469,116

Three Months Ended March 31, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,357,814	$1,739,064	$4,096,878

Reconciliation of Net Revenue
Non-segment revenue			2,842
Total Net Revenue			$4,099,720

Salaries, wages and benefits	$915,524	$923,366
Other segment item operating expenses (a)	1,090,698	428,774
Depreciation and amortization expense	94,903	51,152
Interest expense, net	2,262	1,075
Other expense (income), net	(8,267)	(825)
Reportable segment income before income taxes	$262,694	$335,522	$598,216

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,842
Non-segment operating expenses (b)			140,478
Non-segment interest expense, net			36,719
Non-segment other (income) expense, net			3,433
Income before income taxes			$420,428

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $261 million and $227 million for the three-month periods ended March 31, 2026 and 2025, respectively

(8) Earnings Per Share Data and Stock Based Compensation

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net income attributable to UHS – basic and diluted	$348,682	$316,680

Weighted average number of common shares - basic	61,071	64,970
Net effect of dilutive stock options and grants based on the treasury stock method	597	1,067
Weighted average number of common shares and equivalents - diluted	61,668	66,037
Earnings per basic share attributable to UHS:	$5.71	$4.87
Earnings per diluted share attributable to UHS:	$5.65	$4.80

The “Net effect of dilutive stock options and grants based on the treasury stock method” for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no excluded weighted-average stock options for the three-months ended March 31, 2026 and 7,500 for the three-months ended March 31, 2025. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March, 2026 and 2025, pre-tax compensation costs of $4.8 million and $9.4 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2026 and 2025, pre-tax compensation costs of approximately $17.4 million and $11.8 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units.

As of March, 2026 there was approximately $232.1 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were an aggregate of 569,836 restricted units, net of cancellations, granted during the first three months of 2026 under the 2020 Stock Incentive Plan, including 62,749 performance based restricted stock units, with a weighted-average grant date fair value of $185.17 per share. The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $22.5 million and $21.6 million during the three-month periods ended March 31, 2026 and 2025, respectively.

(9) Dispositions and Acquisitions

Three-month period ended March 31 2026:

Acquisitions:

During the first three months of 2026, we spent $5 million on the acquisition of businesses and property.

Divestitures:

During the first three months of 2026, we received $14 million from the sales of assets and businesses.

Three-month period ended March 31 2025:

Acquisitions:

During the first three months of 2025, we spent $8 million on the acquisition of businesses and property.

Divestitures:

During the first three months of 2025, there were no divestitures.

(10) Dividends

We declared and paid dividends of $13.0 million, or $.20 per share, during the first quarter of 2026 and $13.5 million, or $.20 per share, during the first quarter of 2025.

(11) Income Taxes

Our effective income tax rates were 23.5% during each of the three-month periods ended March 31, 2026 and 2025.

As of January 1, 2026, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2026, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2026, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2022 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years.

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

The following table disaggregates our revenue by major source for the three-month periods ended March 31, 2026 and 2025 (in thousands):

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation.

	For the three months ended March 31, 2026
	Acute Care		Behavioral Health		Other	Total
Medicare	$400,503	15%	$81,174	4%		$481,677	11%
Managed Medicare	447,999	17%	102,101	5%		550,100	12%
Medicaid	370,297	14%	339,603	18%		709,900	16%
Managed Medicaid	171,825	7%	474,777	25%		646,602	14%
Managed Care (HMO and PPOs)	793,426	30%	407,072	22%		1,200,498	27%
UK Revenue	0	0%	261,212	14%		261,212	6%
Other patient revenue and adjustments, net	170,240	7%	159,104	8%		329,344	7%
Other non-patient revenue	255,846	10%	57,109	3%	2,894	315,849	7%
Total Net Revenue	$2,610,136	100%	$1,882,152	100%	$2,894	$4,495,182	100%

	For the three months ended March 31, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$392,093	17%	$75,946	4%		$468,039	11%
Managed Medicare	421,134	18%	99,165	6%		520,299	13%
Medicaid	252,765	11%	274,143	16%		526,908	13%
Managed Medicaid	161,719	7%	441,110	25%		602,829	15%
Managed Care (HMO and PPOs)	781,586	33%	403,215	23%		1,184,801	29%
UK Revenue	0	0%	227,068	13%		227,068	6%
Other patient revenue and adjustments, net	149,364	6%	160,709	9%		310,073	8%
Other non-patient revenue	199,153	8%	57,708	3%	2,842	259,703	6%
Total Net Revenue	$2,357,814	100%	$1,739,064	100%	$2,842	$4,099,720	100%

(13) Lease Accounting

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2026, two expiring in 2033, and one expiring in 2040 (see Note 2 for additional disclosure). We also lease the real property of certain facilities.

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2026 and 2025 are as follows (in thousands):

	Three months ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,812	$34,005
Operating cash flows from finance leases	$866	$889
Financing cash flows from finance leases	$558	$588

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,511	$11,960
Finance leases	$-	$1,327

(14) Recent Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2026, we owned and/or operated 375 inpatient facilities and 168 outpatient and other facilities located in 40 states, Washington, D.C., the United Kingdom and Puerto Rico.

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

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 58% of our consolidated net revenues during each of the three-month periods ended March 31, 2026 and 2025. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 42% of our consolidated net revenues during each of the three-month periods ended March 31, 2026 and 2025.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $261 million and $227 million during the three-month periods ended March 31, 2026 and 2025, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.522 billion as of March 31, 2026 and $1.531 billion as of December 31, 2025.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Part 1, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk

Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Nevada, California, Texas, Washington, D.C., Illinois, Pennsylvania, Kentucky, Ohio, Virginia, Massachusetts, Michigan, Mississippi, Florida and Tennessee. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
•
legislation adopted on July 4, 2025 (the One Big Beautiful Bill Act), attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. That legislation also places limits on provider fees used to increase federal Medicaid funding to states. The legislation prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the legislation, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. Under current law, and based on our current expectations, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $432 million to $480 million by 2032. The legislation also eliminates certain insurance exchange premium tax credits beyond 2025 and exchange enrollment is expected to be adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025. As of early May 2026, no legislation extending the EPTCs has been enacted, and there can be no assurance regarding the timing or outcome of future legislative action. We cannot predict whether these subsidies will ultimately be adopted in federal fiscal year 2026. All of these factors, which could have a material unfavorable impact on our results of operations, may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities;
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
•
the increase in interest rates during the past few years has increased our interest expense significantly, increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of increased borrowing rates have adversely impacted our results of operations, financial condition and cash flows. We cannot predict future changes to interest rates, however, significant increases in our borrowing rates could have a material unfavorable impact on our future results of operations. Our $700 million, 1.65% senior notes ("2026 Notes") mature on September 1, 2026. Market interest rates have increased significantly since the 2026 Notes were issued in 2021. We expect that we will refinance the 2026 Notes at significantly higher interest rates which will significantly increase our interest expense thereby decreasing our net income attributable to UHS;
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
•
as of early May 2026, Congress has enacted appropriations legislation funding most federal agencies for fiscal year 2026, following a lapse in appropriations affecting certain Department of Homeland Security operations that began on February 14, 2026 and was resolved on April 30, 2026. In the past several years political disputes concerning authorization of a federal budget have led to shutdown of substantial portions of the federal government and other federal budget authorization delays have occurred. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by the federal government shutdown;
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
•
on March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. The transaction is expected to close during the third quarter of 2026 and is subject to approval by Talkspace’s stockholders, satisfaction of regulatory approvals and other customary closing conditions. The acquisition is subject to numerous risks and uncertainties including uncertainty as to whether the parties will be able to complete the merger on the terms set forth in the merger agreement; uncertainty regarding the timing of the receipt of required regulatory approvals for the merger and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the merger as a condition to obtaining the outcome of any legal proceedings that may be instituted against the parties or others following announcement of the transactions contemplated by the merger agreement; challenges, disruptions and costs of closing, integrating the business and achieving anticipated synergies, or that such synergies will take longer to realize than expected; failure to retain key employees of Talkspace during the period prior to closing or thereafter; failure to retain a significant portion of Talkspace’s providers or relationships with payors, risks that the merger and other transactions contemplated by the merger agreement disrupt current plans and operations that may harm the parties’ businesses or divert management’s attention from the parties’ ongoing business operations; and the amount of any costs, fees, expenses, impairments and charges related to the merger including costs and use of capital related to financing the merger;
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2025 Annual Report on Form 10-K.

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

Financial results for the three-month periods ended March 31, 2026 and 2025:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,495,182	100.0%	$4,099,720	100.0%
Operating charges:
Salaries, wages and benefits	2,088,229	46.5%	1,951,104	47.6%
Other operating expenses	1,283,928	28.6%	1,105,752	27.0%
Supplies expense	426,543	9.5%	402,881	9.8%
Depreciation and amortization	155,426	3.5%	148,345	3.6%
Lease and rental expense	38,196	0.8%	36,813	0.9%
Subtotal-operating expenses	3,992,322	88.8%	3,644,895	88.9%
Income from operations	502,860	11.2%	454,825	11.1%
Interest expense, net	37,133	0.8%	40,056	1.0%
Other (income) expense, net	(3,389)	(0.1)%	(5,659)	(0.1)%
Income before income taxes	469,116	10.4%	420,428	10.3%
Provision for income taxes	110,438	2.5%	98,800	2.4%
Net income	358,678	8.0%	321,628	7.8%
Less: Income (loss) attributable to noncontrolling interests	9,996	0.2%	4,948	0.1%
Net income attributable to UHS	$348,682	7.8%	$316,680	7.7%

Net revenues increased by 9.6%, or $395 million, to $4.495 billion during the three-month period ended March 31, 2026, as compared to $4.100 billion during the first quarter of 2025. The net increase was primarily attributable to: (i) a $313 million, or 7.9%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $82 million, consisting of a $48 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses) and other combined net increase of $34 million consisting primarily of the net revenues generated during the first quarter of 2026 at a newly constructed acute care hospital located in Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025).

Income before income taxes (before income attributable to noncontrolling interests) increased by $49 million, or 12%, to $469 million during the three-month period ended March 31, 2026 as compared to $420 million during the first quarter of 2025. The net increase was due to:

•
an increase of $25 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $26 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
a $2 million other combined net decrease.

Net income attributable to UHS increased by $32 million, or 10%, to $349 million during the three-month period ended March 31, 2026, as compared to $317 million during the first quarter of 2025. This increase was primarily attributable to:

•
a $49 million increase in income before income taxes, as discussed above;
•
a $5 million decrease due to an increase in income attributable to noncontrolling interests, and;
•
a decrease of $12 million resulting from an increase in the provision for income taxes resulting primarily from the increase in the provision for income taxes resulting from the $44 million increase in income before income taxes ($49 million increase in income before income taxes net of a $5 million increase in income attributable to noncontrolling interests).

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three-month periods ended March 31, 2026 and 2025.

	Same Facility Basis		All
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Average licensed beds	7,023	6,994	7,165	6,994
Average available beds	6,851	6,822	6,993	6,822
Patient days	425,835	429,030	431,073	429,030
Average daily census	4,731.5	4,767.0	4,789.7	4,767.0
Occupancy-licensed beds	67.4%	68.2%	66.8%	68.2%
Occupancy-available beds	69.1%	69.9%	68.5%	69.9%
Admissions	86,780	88,090	87,889	88,090
Length of stay	4.9	4.9	4.9	4.9

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

Our Same Facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. Prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three-month periods ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,470,045	100.0%	$2,281,831	100.0%
Operating charges:
Salaries, wages and benefits	952,835	38.6%	913,829	40.0%
Other operating expenses	728,152	29.5%	638,599	28.0%
Supplies expense	365,497	14.8%	348,824	15.3%
Depreciation and amortization	95,681	3.9%	94,901	4.2%
Lease and rental expense	26,738	1.1%	25,344	1.1%
Subtotal-operating expenses	2,168,903	87.8%	2,021,497	88.6%
Income from operations	301,142	12.2%	260,334	11.4%
Interest expense, net	986	0.0%	2,262	0.1%
Other (income) expense, net	(2,555)	(0.1)%	(8,572)	(0.4)%
Income before income taxes	$302,711	12.3%	$266,644	11.7%

Three-month periods ended March 31, 2026 and 2025:

During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $188 million or 8.2%.

Income before income taxes (and before income attributable to noncontrolling interests) increased by $36 million, or 14%, amounting to $303 million, or 12.3% of net revenues during the first quarter of 2026, as compared to $267 million, or 11.7% of net revenues during the first quarter of 2025.

During the three-month period ended March 31, 2026, net revenue per adjusted admission increased by 6.3% while net revenue per adjusted patient day increased 5.5%, as compared to the comparable quarter of 2025. During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased by 1.5% while adjusted admissions (adjusted for outpatient activity) were unchanged. Patient days at these facilities decreased by 0.7% and adjusted patient days increased by 0.8% during the three-month period ended March 31, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days during each of the three-month periods ended March 31, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 69% and 70% during the three-month periods ended March 31, 2026 and 2025, respectively.

On a Same Facility basis, during the three-month period ended March 31, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $39 million, or 4.3%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 38.6% during the first quarter of 2026 as compared to 40.0% during the first quarter of 2025.

Other operating expenses increased by $90 million, or 14.0%, during the first quarter of 2026, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $45 million, or 27.6% (due to an increase in membership), during the first quarter of 2026, as compared to the comparable quarter of 2025. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $45 million, or 9.3%. Contributing to the increased operating expenses during the first quarter of 2026, as compared to the comparable quarter of 2025, was a $20 million, or 12.3%, aggregate increase in physician expenses incurred at certain hospitals. As a percentage of net revenues, other operating expenses increased to 29.5% during the first quarter of 2026, as compared to 28.0% during the comparable quarter of 2025.

Supplies expense increased by $17 million, or 4.8%, during the first quarter of 2026, as compared to the first quarter of 2025. As a percentage of net revenues, supplies expense decreased to 14.8% during the three-month period ended March 31, 2026, as compared to 15.3% during the first quarter of 2025.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2026 and 2025. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of recently acquired and/or opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,610,136	100.0%	$2,357,814	100.0%
Operating charges:
Salaries, wages and benefits	972,846	37.3%	915,524	38.8%
Other operating expenses	859,847	32.9%	716,662	30.4%
Supplies expense	367,938	14.1%	348,692	14.8%
Depreciation and amortization	96,318	3.7%	94,903	4.0%
Lease and rental expense	26,572	1.0%	25,344	1.1%
Subtotal-operating expenses	2,323,521	89.0%	2,101,125	89.1%
Income from operations	286,615	11.0%	256,689	10.9%
Interest expense, net	986	0.0%	2,262	0.1%
Other (income) expense, net	(2,132)	(0.1)%	(8,267)	(0.4)%
Income before income taxes	$287,761	11.0%	$262,694	11.1%

Three-month periods ended March 31, 2026 and 2025:

During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $252 million, or 10.7%, due to: (i) the $188 million, or 8.2% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $64 million consisting of increased provider tax assessments and the net revenues generated during the first quarter of 2026 at a newly constructed acute care hospital located in Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025).

Income before income taxes increased by $25 million, or 10%, to $288 million, or 11.0% of net revenues during the first quarter of 2026, as compared to $263 million, or 11.1% of net revenues during the comparable quarter of 2025. The increase resulted primarily from: (i) the $36 million, or 14%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by; (ii) an $11 million increase in the aggregate pre-tax losses incurred during the first quarter of 2026, as compared to the first quarter of 2025, at the recently completed and opened Cedar Hill Regional Medical Center located in Washington, D.C., as well as the new acute care hospital being constructed in Palm Beach Gardens, FL (Alan B. Miller Medical Center) that is scheduled to be completed and opened during the second quarter of 2026.

During the three-month period ended March 31, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $57 million, or 6.3%. The increase was due primarily to the above-mentioned $39 million, or 4.3%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the two above-mentioned newly constructed acute care hospitals.

Other operating expenses increased by $143 million, or 20.0%, during the first quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to: (i) the $90 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $35 million increase in provider tax assessments, and; (iii) a combined increase of $18 million consisting primarily of the operating expenses incurred at Cedar Hill Regional Medical Center.

Supplies expense increased by $19 million, or 5.5%, during the first quarter of 2026, as compared to the comparable quarter of 2025. The increase was due to the above-mentioned $17 million increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the first quarter of 2026 at Cedar Hill Regional Medical Center.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2026 and 2025:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2026	%	2025	%
Charity care	$116	10%	$269	28%
Uninsured discounts	997	90%	677	72%
Total uncompensated care	$1,113	100%	$946	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2026	2025
Estimated cost of providing charity care	$10	$23
Estimated cost of providing uninsured discounts	82	58
Estimated cost of providing uncompensated care	$92	$81

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three-month periods ended March 31, 2026 and 2025.

	Same Facility Basis		All
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Average licensed beds	24,016	23,856	24,570	24,083
Average available beds	23,916	23,756	24,470	23,983
Patient days	1,593,351	1,570,599	1,619,586	1,588,545
Average daily census	17,703.9	17,451.1	17,995.4	17,650.5
Occupancy-licensed beds	73.7%	73.2%	73.2%	73.3%
Occupancy-available beds	74.0%	73.5%	73.5%	73.6%
Admissions	116,268	115,049	117,491	116,350
Length of stay	13.7	13.7	13.8	13.7

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

Our Same Facility basis results reflected on the table below also excludes from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. Prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three-month periods ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,818,676	100.0%	$1,694,160	100.0%
Operating charges:
Salaries, wages and benefits	993,038	54.6%	919,790	54.3%
Other operating expenses	334,423	18.4%	319,600	18.9%
Supplies expense	58,456	3.2%	54,995	3.2%
Depreciation and amortization	55,156	3.0%	50,879	3.0%
Lease and rental expense	11,305	0.6%	10,878	0.6%
Subtotal-operating expenses	1,452,378	79.9%	1,356,142	80.0%
Income from operations	366,298	20.1%	338,018	20.0%
Interest expense, net	1,192	0.1%	1,075	0.1%
Other (income) expense, net	(883)	(0.0)%	(825)	(0.0)%
Income before income taxes	$365,989	20.1%	$337,768	19.9%

Three-month periods ended March 31, 2026 and 2025:

During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $125 million or 7.3%.

Income before income taxes increased by $28 million, or 8%, amounting to $366 million or 20.1% of net revenues during the first quarter of 2026, as compared to $338 million or 19.9% of net revenues during the first quarter of 2025.

During the three-month period ended March 31, 2026, net revenue per adjusted admission increased by 6.2% while net revenue per adjusted patient day increased by 5.8%, as compared to the comparable quarter of 2025. During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 1.1% and 1.2%, respectively. Patient days at these facilities increased by 1.4% and adjusted patient days increased by 1.6% during the three-month period ended March 31, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.7 days during each of the three-month periods ended March 31, 2026 and 2025. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended March 31, 2026 and 2025.

On a Same Facility basis during the three-month period ended March 31, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $73 million or 8.0%. The increase during the first quarter of 2026, as compared to the comparable quarter of 2025, was due to a 5.2% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 2.7% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 54.6% during the first quarter of 2026 as compared to 54.3% during the first quarter of 2025.

Other operating expenses increased by $15 million, or 4.6%, during the first quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues during each quarter, other operating expenses decreased to 18.4% during the first quarter of 2026, as compared to 18.9% during the first quarter of 2025.

Supplies expense increased by $3 million, or 6.3%, during the first quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues during each quarter, supplies expense remained unchanged at 3.2% during each of the three-month periods ended March 31, 2026 and 2025.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2026 and 2025. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,882,152	100.0%	$1,739,064	100.0%
Operating charges:
Salaries, wages and benefits	1,001,094	53.2%	923,366	53.1%
Other operating expenses	391,898	20.8%	362,262	20.8%
Supplies expense	58,787	3.1%	55,148	3.2%
Depreciation and amortization	56,634	3.0%	51,152	2.9%
Lease and rental expense	11,515	0.6%	11,364	0.7%
Subtotal-operating expenses	1,519,928	80.8%	1,403,292	80.7%
Income from operations	362,224	19.2%	335,772	19.3%
Interest expense, net	1,272	0.1%	1,075	0.1%
Other (income) expense, net	(883)	(0.0)%	(825)	(0.0)%
Income before income taxes	$361,835	19.2%	335,522	19.3%

Three-month periods ended March 31, 2026 and 2025:

During the three-month period ended March 31, 2026, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $143 million, or 8.2%. The increase was primarily attributable to the above-mentioned $125 million, or 7.3%, increase in net revenues at our behavioral health facilities, on a Same Facility basis.

Income before income taxes increased by $26 million, or 7.8%, to $362 million or 19.2% of net revenues during the first quarter of 2026, as compared to $336 million or 19.3% of net revenues during the first quarter of 2025. The increase in income before income taxes at our behavioral health facilities during the first quarter of 2026, as compared to the comparable quarter of 2025, was primarily attributable to the $28 million, or 8.4% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis.

During the three-month period ended March 31, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $78 million or 8.4%. The increase was due primarily to the above-mentioned $73 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $30 million, or 8.2%, during the first quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to the above-mentioned $15 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $13 million increase in provider tax assessments.

Supplies expense increased by $4 million, or 6.6%, during the first quarter of 2026, as compared to the comparable quarter of 2025, due primarily to the above-mentioned increase related to our behavioral health facilities, on a Same Facility basis.

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. Changes resulting from the outcome of the 2024 elections may include increased reliance on Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. ACA adopted on July 4, 2025, commonly known as the One Big Beautiful Bill Act (“OBBBA”), will have the effect of substantially decreasing federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of future policy changes on our operations.

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

In April, 2026, CMS published its IPPS 2027 proposed payment rule which provides for a 3.2% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the ACA are considered (including a 0.8% productivity adjustment offset), without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.1%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the proposed IPPS 2027 rule (covering the period of October 1, 2026 through September 30, 2027) will approximate 0.3%.

In July, 2025, CMS published its IPPS 2026 final payment rule which provides for a 3.3% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the ACA are considered (including a -0.7% productivity adjustment offset), without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.0%. Instead of applying a state-level rural floor budget neutrality adjustment to the wage index, the final rule has applied a uniform, national budget neutrality adjustment to the FY 2026 wage index for the rural floor. Nevada will be subject to a 5.0% reduction in the wage index adjustment as a result of a decrease in the wage index rural floor in that state. Including DSH payments, a decrease to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2026 rule (covering the period of October 1, 2025 through September 30, 2026) will approximate 2.7%.

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

In April, 2026, CMS published its Psych PPS proposed rule for the federal fiscal year 2027. Under this proposed rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.3% compared to federal fiscal year 2026. This amount includes the effect of the 3.1% net market basket update which reflects the offset of a 0.8% productivity adjustment. When all of the final patient level adjustments described below as well as proposed wage index values are considered, we estimate that Psych PPS payments will increase by 2.0% in FFY 2027.

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

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: hospitals to make public: (1) their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. On November 2, 2021, CMS released a final rule increasing the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations. In November, 2023, CMS finalized multiple provisions, effective as of January 1, 2024, focused on increasing hospital price transparency and compliance enforcement including but not limited to: (1) standard charges data would be posted online using a CMS template, instead of using the hospital’s own form/format; (2) all standard charge information would be encoded with a specified set of data elements (e.g., hospital name, license number, payer/plan name, description of service and billing codes, among others); (3) other technical changes related to increasing consumers’ automated accessibility to hospital standard charges, and; (4) certifications regarding accuracy of standard charge data and related compliance warning notices from CMS and requiring accessibility to health system leadership regarding transparency noncompliance.

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

Medicare Advantage Payment Annual Update:

In April, 2026, CMS released the calendar year 2027 ("CY 2027") rate announcement for the MA that finalizes the payment policies for this program. Payments from the government to MA plans are expected to increase on average by 2.48% from 2026 to 2027 excluding the CMS estimate of Medicare Advantage risk score trend. This change represents an increase of 2.39% since the CY 2027 announcement, which is largely attributable to a favorable change in risk model adjustment factor percentage.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Nevada, California, Texas, Washington,

D.C., Illinois, Pennsylvania, Kentucky, Ohio, Virginia, Massachusetts, Michigan, Mississippi, Florida and Tennessee. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

As noted elsewhere herein, the OBBBA has specific legislative language that will reduce Medicaid supplemental payments as well as limit Provider Taxes used by states to finance the non-federal share of Medicaid supplemental payments. The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2026 and 2025. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income, as included herein. The "Projected Full Year 2026" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
		Three Months Ended
	Projected	March 31,	March 31,
	Full Year 2026	2026	2025
Texas Supplemental Payment Programs:
Revenues	$328	$70	$47
Provider Taxes	(138)	(28)	(19)
Net benefit	$190	$42	$28

Nevada SDP:
Revenues	$458	$146	$87
Provider Taxes	(162)	(50)	(31)
Net benefit	$296	$96	$56

Various Other State Programs:
Revenues	$1,203	$305	$207
Provider Taxes	(368)	(86)	(67)
Net benefit	$835	$219	$140

Subtotal-Provider Tax Programs:
Revenues	$1,989	$521	$341
Provider Taxes	(668)	(164)	(117)
Aggregate net benefit from Provider Tax Programs	$1,321	$357	$224

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$41	$12	$12
Provider Taxes	0	0	0
Net benefit	$41	$12	$12

Total Supplemental Medicaid Programs:
Revenues	$2,030	$533	$353
Provider Taxes	(668)	(164)	(117)
Aggregate net benefit from all Supplemental Programs	$1,362	$369	$236

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

CHIRP (including QIF)

On July 31, 2023, CMS approved the Comprehensive Hospital Increase Reimbursement Program ("CHIRP"), with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024. On September 13, 2024, CMS approved the CHIRP program with a pool of $6.5 billion for the rate period September 1, 2024 to August 31, 2025 (with an amended CMS approval on October 1, 2024). A CHIRP preprint for the rate period September 1, 2025 to August 31, 2026 was approved by CMS in August, 2025 with a pool size of $9.2 billion. This program is estimated to increase reimbursement to our hospitals by approximately $20 million to $23 million in program year 2026.

CHIRP payments beginning with the state fiscal year 2025 rate period included modifications to promote the advancement of the quality goals and strategies the program is designed to advance.

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

In connection with the Quality Incentive Fund (“QIF”), certain of our acute care hospitals located in Texas may earn incentive payments pursuant to contractual arrangements with Medicaid managed care plans. No QIF revenues were recorded during the three-month periods ended March 31, 2026 and 2025. These amounts were earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

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

HARP

The Hospital Augmented Reimbursement Program (“HARP”) provides additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services. HARP is technically a Medicaid Upper Payment Limit as payment under this program is based on a reasonable estimate of the amount that would be paid for the services under Medicare payment principles but is referred to as HARP by THHSC.

In connection with this program, included in our results of operations was approximately $5 million and $6 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We expect our net reimbursements pursuant to HARP to approximate $19 million during the year ended December 31, 2026.

ATLIS

In March 2026, the HHSC initiated plans to restart the Aligning Technology by Linking Interoperable Systems ("ATLIS") program for program year 2 covering FFY 2026. Although our acute care hospitals in Texas participated in the ATLIS program during year 1, the impact was not material to our results of operations. For year 2, the ATLIS pool will be comparable in size to the year 1 pool amounting to approximately $930 million. Participation terms for the ATLIS program in year 2 are not yet finalized so we are uncertain as to the impact on our results of operations. However, under certain participation scenarios, the ATLIS program in year 2 (FFY 2026) could have a favorable material impact on our results of operations.

Nevada State Directed Payment Program ("SDP"):

Beginning with the period of January 1, 2024 through December 31, 2024 CMS approved a new hospital SDP in Nevada. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by the Division of Health Care Financing and Policy ("DHCFP") based on actual Medicaid managed care utilization during 2024 and each year thereafter. The Nevada SDP (as revised in February, 2026) for the period of January 1, 2025 through December 31, 2025 was approved by CMS. In March 2026, CMS also approved the preprint for the period January 1, 2026 to December 31, 2026. There can be no assurance that the Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2026, or that it will not be modified.

In connection with this program, included in our results of operations was approximately $96 million and $56 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively. Approximately $30 million of the amount recorded during the first quarter of 2026 relates to the period of January 1, 2025 to December 31, 2025.

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

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In February, 2026, CMS approved the program for the period of January 1, 2026 through December 31, 2026 whereby the HRIP pool size will increase from $2.4 billion to $2.8 billion.

In connection with this program, included in our results of operations was $24 million and $22 million during the three-month periods ended March 31, 2026 and 2025, respectively. We estimate that our net reimbursements pursuant to HRIP will approximate $106 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was $17 million and $16 million during the three-month periods ended March 31, 2026 and 2025, respectively. During the first quarter of 2026, the Department of Health Care Services submitted an amended final draft of the Hospital Quality Assurance Fee program 9 fee to CMS for approval for the period January 1, 2025 to December 31, 2025. This submission includes the Managed Care-Directed Payment preprint. We are unable to predict the outcome, amount or timing of any related increase that may result from this submission.

We estimate that our net reimbursements pursuant to this program will approximate $68 million during the year ended December 31, 2026.

Mississippi Hospital Access Program

Beginning July 1, 2023, Mississippi implemented a two part Medicaid payment program that is funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the program, known as the Mississippi Hospital Access Program (“MHAP”), provides direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals are reimbursed near the average commercial rate, which is the upper limit ("UPL") for Medicaid managed care reimbursements. The second part of the program supplements traditional Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In June 2024, CMS approved the MHAP program component for the period July 1, 2024 to June 30, 2025. The UPL component was approved in April, 2024. In September 2025, CMS approved the MHAP program component for the period July 1, 2025 to June 30, 2026. The UPL component was approved in April 2024.

In connection with this program, included in our results of operations was approximately $12 million and $11 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $59 million during the year ended December 31, 2026.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services which is typically recorded during the fourth quarter of each year.

In April, 2026, CMS approved the Florida DPP for the period of October 1, 2024 to September 30, 2025. The approved DPP preprint includes: (i) a request to increase the size of the program and related DPP add-on payment levels based on a percentage of average commercial rates, and; (ii) change in the provider tax structure which in the aggregate was favorable to our hospitals.

Pursuant to this recently approved program, we estimate that the annual aggregate net benefit applicable to our facilities will increase by approximately $100 million (applicable to the period of October 1, 2024 through September 30, 2025), which we expect to record during the second quarter of 2026. This $100 million incremental increase to the Florida DPP program is not yet reflected in the above Medicaid Supplemental Provider Tax table.

Excluding the $100 million increase as discussed above, we estimate that our reimbursements pursuant to this DPP will approximate $53 million during the year ended December 31, 2026 (applicable to the period of October 1, 2025 to September 30, 2026). However, the DPP program preprint for the period October 1, 2025 to September 30, 2026 is still pending the state Medicaid agency's submission for CMS approval. The state agency submitted provider tax waivers from the federal provider tax broad based requirement. We are uncertain as to whether or not CMS will approve the DPP program preprint for the period October 1, 2025 to September 30, 2026, or the ultimate amount and timing of such approval.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $8 million and $10 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $32 million during the year ended December 31, 2026. Approval of these programs for the period of January 1, 2026 to December 31, 2026 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $10 million and $8 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $35 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $7 million recorded during both three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $27 million during the year ended December 31, 2026.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. In December 2025, CMS approved the period July 1, 2025 to June 30, 2026. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $7 million and $9 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2026.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $11 million and $7 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $46 million during the year ended December 31, 2026. The Michigan DPP for the period of October 1, 2025 to September 30, 2026 was approved by CMS.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. Subject to CMS approval, the IDHW plans to continue this UPL program through SFY 2026 (July 1, 2025 to June 30, 2026). Due to the transition of to Medicaid managed care on July 1, 2024 and the end of the two year run out, the UPL program will sunset June 30, 2026. For SFY 2026, the IDHW will not replace the UPL program with a Medicaid managed care state directed payment program..

In connection with this program, included in our results of operations was approximately $4 million and $5 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $8 million during the year ended December 31, 2026.

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024.

In connection with this program, included in our results of operations was approximately $11 million and $12 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this expanded program will approximate $42 million during the year ended December 31, 2026. The program for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

In connection with this program, included in our results of operations was approximately $10 million and $4 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $26 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $17 million recorded during the three-month period ended March 31, 2026 and no revenue was recorded during the three-month period ended March 31, 2025

We estimate that our net reimbursements pursuant to this program will approximate $54 million during the year ended December 31, 2026.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2025, CMS approved the SDP program for the period October 1, 2024 to September 30, 2025. This SDP program provides for an add-on to in-network Medicaid managed care paid claims.

In connection with this program, included in our results of operations was approximately $27 million recorded during the three-month period ended March 31, 2026. No revenues related to the program were recorded in the three-month period ending March 31, 2025.

We estimate that our net reimbursements pursuant to this program will approximate $107 million during the year ended December 31, 2026.

Ohio Medicaid Managed Care DPP

The Ohio DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $26 million and $4 million recorded during the three-month periods ended March 31, 2026 and 2025, respectively.

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

In connection with this program, included in our results of operations was approximately $8 million recorded during both the three-month periods ended March 31, 2026 and 2025.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $24 million during the year ended December 31, 2026.

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

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $33 million as of both March 31, 2026 and December 31, 2025.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 and 2026 fiscal years, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million recorded during both the three-month periods ended March 31, 2026 and 2025.

We estimate that our net reimbursements pursuant to this program will approximate $17 million during the year ended December 31, 2026

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

Based upon our current 2025 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.361 billion, as reflected on the table above in Summary of Various State Medicaid Supplemental Payment Programs, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $432 million to $480 million by 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts.

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

Infectious Disease Outbreaks, Pandemics, or Other Public Health Emergencies or Crisis:

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $37 million and $40 million for the three-month periods ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revolving credit facility (a.)	$5,902	$1,794
Tranche A term loan, 2029 (a.)	14,636	17,192
$800 million, 2.65% Senior Notes due 2030	5,356	5,356
$700 million, 1.65% Senior Notes due 2026	2,932	2,932
$500 million, 2.65% Senior Notes due 2032	3,345	3,345
$500 million, 4.625% Senior Notes due 2029	5,792	5,792
$500 million, 5.050% Senior Notes due 2034	6,352	6,352
Subtotal-revolving credit, term loan A and Senior Notes	44,315	42,763
Amortization of financing fees	1,251	1,252
Other combined interest expense	1,961	3,031
Capitalized interest on major projects	(10,303)	(6,583)
Interest income	(91)	(407)
Interest expense, net	$37,133	$40,056
(a.)
Interest on outstanding borrowings pursuant to our Credit Agreement, as discussed herein.

Interest expense decreased by $3 million, or 7%, during the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The decrease was due to: (i) a net $2 million increase in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.84% during the first quarter of 2026 as compared to 3.98% during the comparable quarter of 2025), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.60 billion during the first quarter of 2026 as compared to $4.28 billion during the first quarter of 2025); (ii) a $4 million decrease resulting from an increase in capitalized interest on major projects, and; (iii) a net $1 million decrease in other combined interest expense.

The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.60 billion and $4.28 billion during the first quarters of 2026 and 2025, respectively, were 4.0% and 4.1% during the three-month periods ended March 31, 2026 and 2025, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Provision for income taxes	$110,438	$98,800
Income before income taxes	469,116	420,428
Effective tax rate	23.5%	23.5%

The provision for income taxes increased $12 million during the first quarter of 2026, as compared to the comparable quarter of 2025, due primarily to an increase in the provision for income taxes resulting from the $44 million increase in income before income taxes ($49 million increase in income before income taxes net of a $5 million increase in income attributable to noncontrolling interests).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $402 million during the three-month period ended March 31, 2026 and $360 million during the first three months of 2025. The net increase of $42 million was attributable to the following:

•
a favorable change of $40 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales of assets and businesses;
•
a favorable change of $95 million in accounts receivable (due, in part, to delays experienced during the first quarter of 2025 in receipt of funds in connection with certain Medicaid supplemental payment programs in various states);
•
an unfavorable change of $80 million in other working capital accounts due primarily to the timing of accounts payable disbursements, and;
•
$13 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 55 days and 53 days at March 31, 2026 and 2025, respectively.

Net cash used in investing activities

During the first three months of 2026, we used $198 million of net cash in investing activities as follows:

•
$217 million spent on capital expenditures including costs related to a new acute care hospital being constructed in Florida, and capital expenditures for equipment, renovations and new projects at existing facilities;
•
$15 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$14 million received from the sales of assets and businesses;
•
$5 million spent on the acquisition of businesses and property, and;
•
$5 million paid in connection with the purchase and development of an enterprise resource planning application.

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

Net cash used in financing activities

During the first three months of 2026, we used $222 million of net cash in financing activities as follows:

•
spent $164 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($127 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($37 million);
•
spent $45 million on net repayments of debt as follows: (i) $36 million related to our revolving credit facility; (ii) $7 million related to our tranche A term loan facility, and; (iii) $2 million related to other debt facilities;
•
spent $13 million to pay quarterly cash dividends of $.20 per share;
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

Expected capital expenditures during remainder of 2026

During the full year of 2026, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first three months of 2026 we spent approximately $217 million on capital expenditures and expect to spend approximately $733 million to $883 million during the remainder of 2026.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 – Treasury - Credit Facilities and Outstanding Debt Securities. The transaction is expected to close during the third quarter of 2026 and is subject to approval by Talkspace’s stockholders, satisfaction of regulatory approvals and other customary closing conditions.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On April 22, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows: (i) increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion (from $1.3 billion previously); (ii) increased the existing tranche term loan A by $300 million to $1.455 billion (from $1.155 billion previously), and; (iii) initiated a new $400 million delayed draw term loan A which is expected to be drawn upon the closing of our acquisition of Talkspace, Inc. The maturity date for our Credit Agreement, which is scheduled for September 26, 2029, remained unchanged. As of March 31, 2026, we had approximately $373 million of borrowings outstanding pursuant to the revolving credit facility.

Prior to the Eleventh Amendment, the tranche term loan A in effect as of March 31, 2026 (outstanding balance of $1.155 billion as of that date), provides for installment payments of $7.5 million per quarter through September 30, 2026, and $15.0 million per quarter commencing on December 31, 2026 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $975.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Pursuant to the terms of the Eleventh Amendment, which became effective in April, 2026:

•
Increased tranche term loan A ($300 million): Installment payments are scheduled to be $1.875 million per quarter commencing on September 30, 2026 through June 30, 2028, and $3.75 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $270.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

•
Delayed draw term loan A ($400 million): Once drawn, the $400 million principal balance will be payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche term loan A borrowings under the Credit Agreement, prior to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2026, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The Eleventh Amendment provides for the removal of the .10% credit spread adjustment from existing and increased credit and tranche term loan A borrowings. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at March 31, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $69 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At March 31, 2026, the carrying value and fair value of our debt were approximately $4.7 billion and $4.5 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 39% and 40% as of March 31, 2026 and December 31, 2025, respectively.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $1.5 billion revolving credit facility (as amended in April, 2026, as discussed above), which had $373 million of borrowings outstanding as of March 31, 2026, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of March 31, 2026, we had combined aggregate principal of $3.0 billion from All the Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$2,846,780	$2,746,857
Noncurrent assets (1)	9,503,036	9,453,432
Current liabilities	2,851,937	2,837,781
Noncurrent liabilities	4,784,092	4,828,865
Due to non-guarantors	1,235,385	1,235,522
(1) Includes goodwill of $3.262 billion as of March 31, 2026 and December 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Three Months Ended	Twelve Months Ended
(in thousands)	March 31, 2026	December 31, 2025
Net revenues	$3,546,372	$13,798,773
Operating charges	3,086,039	12,012,189
Interest expense, net	36,796	206,845
Other (income) expense, net	(3,694)	(134,903)
Net income	$314,706	$1,302,496

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2025 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $182 million consisting of: (i) $163 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission.

The success of our acquisition of Talkspace, Inc. is subject to numerous risks and uncertainties.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 to Condensed Consolidated Financial Statements – Treasury - Credit Facilities and Outstanding Debt Securities. The transaction is expected to close during the third quarter of 2026 and is subject to approval by Talkspace’s stockholders, satisfaction of regulatory approvals and other customary closing conditions.

The acquisition is subject to numerous risks and uncertainties including the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or the failure to satisfy the closing conditions; the possibility that the consummation of the proposed acquisition is delayed or does not occur, including the failure of Talkspace’s stockholders to approve the proposed merger; uncertainty as to whether the parties will be able to complete the merger on the terms set forth in the merger agreement; uncertainty regarding the timing of the receipt of required regulatory approvals for the merger and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the merger as a condition to obtaining the outcome of any legal proceedings that may be instituted against the parties or others following announcement of the transactions contemplated by the merger agreement; challenges, disruptions and costs of closing, integrating the business and achieving anticipated synergies, or that such synergies will take longer to realize than expected; failure to retain key employees of Talkspace during the period prior to closing or thereafter; failure to retain a significant portion of Talkspace’s providers or relationships with payors, risks that the merger and other transactions contemplated by the merger agreement disrupt current plans and operations that may harm the parties’ businesses or divert management’s attention from the parties’ ongoing business operations; and the amount of any costs, fees, expenses, impairments and charges related to the merger including costs and use of capital related to financing the merger.

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

As reflected below, during the three-month period ended March 31, 2026, we have repurchased approximately 675,000 shares at an aggregate cost of approximately $127.3 million (average price of approximately $188.54 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended March 31, 2026, 191,694 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2026 through March 31, 2026, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs		Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
January, 2026	$-	2,721	—	$0.01	—		$-	$-	—	$1,425,086
February, 2026	$-	5,246	—	$0.01	—		$-	$-	—	$1,425,086
March, 2026	$-	858,727	—	$0.01	675,000		$188.54	$127,268	—	$1,297,819
Total January through March, 2026	$-	866,694	—	$0.01	675,000	—	188.54	$127,268

Dividends

During the quarter ended March 31, 2026, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Fourth Supplemental Indenture, dated as of April 22, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of September 21, 2020, governing the 2030 Notes, previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 24, 2026, is incorporated herein by reference.

4.2

Third Supplemental Indenture, dated as of April 22, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of August 24, 2021, governing the 2026 Notes and the 2032 Notes, previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 24, 2026, is incorporated herein by reference.

4.3

Second Supplemental Indenture, dated as of April 22, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of September 26, 2024, governing the 2029 Notes and the 2034 Notes, previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 24, 2026, is incorporated herein by reference.

10.1

Eleventh Amendment and Increased Facility Activation Notice dated as of April 22, 2026, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of September 21, 2012, August 7, 2014, October 23, 2018, August 21, 2021, September 10, 2021, June 23, 2022 and September 26, 2024, among the Company, JP Morgan Chase Bank, N.A., as administrative agent and other financial institutions or entities from time to time parties thereto, including the amendment and restatement thereof, effective as of April 22, 2026, attached as Exhibit A thereto and referred to herein as the Senior Secured Credit Facility, previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 2026, is incorporated herein by reference.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 7, 2026	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)