Form 10-Q
period 2026-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2026-08-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2026:

Class A	6,574,600
Class B	51,687,770
Class C	661,688
Class D	12,457

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2026. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	$4,638,012	$4,283,816	$9,133,194	$8,383,536
Operating charges:
Salaries, wages and benefits	2,140,309	2,014,951	4,228,538	3,966,055
Other operating expenses	1,351,958	1,162,566	2,635,886	2,268,318
Supplies expense	423,257	418,785	849,800	821,666
Depreciation and amortization	167,338	152,004	322,764	300,349
Lease and rental expense	38,475	35,240	76,671	72,053
	4,121,337	3,783,546	8,113,659	7,428,441
Income from operations	$516,675	500,270	1,019,535	955,095
Interest expense, net	39,912	35,364	77,045	75,420
Other (income) expense, net	(2,363)	(8,479)	(5,752)	(14,138)
Income before income taxes	$479,126	473,385	948,242	893,813
Provision for income taxes	114,536	110,773	224,974	209,573
Net income	364,590	362,612	723,268	684,240
Less: Net income (loss) attributable to noncontrolling interests	6,143	9,394	16,139	14,342
Net income attributable to UHS	$358,447	$353,218	$707,129	$669,898

Basic earnings per share attributable to UHS	$6.01	$5.49	$11.71	$10.36
Diluted earnings per share attributable to UHS	$5.98	$5.43	$11.63	$10.23

Weighted average number of common shares - basic	59,657	64,356	60,364	64,663
Add: Other share equivalents	253	635	425	851
Weighted average number of common shares and equivalents - diluted	59,910	64,991	60,789	65,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$364,590	$362,612	$723,268	$684,240
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,115)	35,247	(9,398)	50,148
Other comprehensive income (loss) before tax	(1,115)	35,247	(9,398)	50,148
Income tax expense (benefit) related to items of other comprehensive income (loss)	(299)	8	121	(400)
Total other comprehensive (loss) income, net of tax	(816)	35,239	(9,519)	50,548
Comprehensive income	363,774	397,851	713,749	734,788
Less: Comprehensive income (loss) attributable to noncontrolling interests	6,143	9,394	16,139	14,342
Comprehensive income attributable to UHS	$357,631	$388,457	$697,610	$720,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$138,800	$137,797
Accounts receivable, net	2,801,108	2,602,434
Supplies	234,094	232,110
Other current assets	505,323	435,574
Total current assets	3,679,325	3,407,915

Property and equipment	13,830,293	13,489,811
Less: accumulated depreciation	(6,687,668)	(6,481,714)
	7,142,625	7,008,097
Other assets:
Goodwill	3,981,713	3,990,213
Deferred income taxes	63,719	70,517
Right of use assets-operating leases	365,758	374,239
Deferred charges	9,908	9,272
Other	692,438	667,340
Total Assets	$15,935,486	$15,527,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$771,910	$748,158
Accounts payable and other liabilities	2,451,182	2,416,276
Operating lease liabilities	70,861	73,237
Federal and state taxes	3,703	1,930
Total current liabilities	3,297,656	3,239,601

Other noncurrent liabilities	559,955	527,827
Operating lease liabilities noncurrent	339,467	340,715
Deferred income taxes	3,233	5,649
Long-term debt	4,079,937	4,004,393

Redeemable noncontrolling interests	73,603	70,620

Equity:
UHS common stockholders’ equity	7,513,812	7,275,792
Noncontrolling interest	67,823	62,996
Total equity	7,581,635	7,338,788
Total Liabilities and Stockholders’ Equity	$15,935,486	$15,527,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2026

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2026	$73,380	$66	$535	$7	$0	$(777,908)	$8,203,077	$39,080	$7,464,857	$66,242	$7,531,099
Common Stock
Issued/(converted)	—	—	1	—	—	—	4,875	—	4,876	—	4,876
Repurchased, including excise tax	—	—	(19)	—	—	—	(323,915)	—	(323,934)	—	(323,934)
Restricted share-based compensation expense	—	—	—	—	—	—	18,581	—	18,581	—	18,581
Dividends paid and accrued	—	—	—	—	—	(11,913)	—	—	(11,913)	—	(11,913)
Stock option expense	—	—	—	—	—	—	3,714	—	3,714	—	3,714
Distributions to noncontrolling interests	(1,002)	—	—	—	—	—	—	—	—	(2,975)	(2,975)
Purchase (sale) of ownership interests by (from) minority members	6	—	—	—	—	—	—	—	—	(368)	(368)
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	1,219	—	—	—	—	—	358,447	—	358,447	4,924	363,371
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(816)	(816)	—	(816)
Subtotal - comprehensive income (loss)	1,219	—	—	—	—	—	358,447	(816)	357,631	4,924	362,555
Balance, June 30, 2026	$73,603	$66	$517	$7	$0	$(789,821)	$8,264,779	$38,264	$7,513,812	$67,823	$7,581,635

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2026	$70,620	$66	$538	$7	$0	$(765,357)	$7,992,755	$47,783	$7,275,792	$62,996	$7,338,788
Common Stock
Issued/(converted)	—	—	7	—	—	—	8,807	—	8,814	—	8,814
Repurchased, including excise tax	—	—	(28)	—	—	—	(488,407)	—	(488,435)	—	(488,435)
Restricted share-based compensation expense	—	—	—	—	—	—	35,961	—	35,961	—	35,961
Dividends paid and accrued	—	—	—	—	—	(24,464)	—	—	(24,464)	—	(24,464)
Stock option expense	—	—	—	—	—	—	8,534	—	8,534	—	8,534
Distributions to noncontrolling interests	(2,929)	—	—	—	—	—	—	—	—	(8,960)	(8,960)
Purchase (sale) of ownership interests by (from) minority members	2,812	—	—	—	—	—	—	—	—	748	748
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,100	—	—	—	—	—	707,129	—	707,129	13,039	720,168
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(9,519)	(9,519)	—	(9,519)
Subtotal - comprehensive income (loss)	3,100	—	—	—	—	—	707,129	(9,519)	697,610	13,039	710,649
Balance, June 30, 2026	$73,603	$66	$517	$7	$0	$(789,821)	$8,264,779	$38,264	$7,513,812	$67,823	$7,581,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2025	$13,324	$66	$572	$7	$0	$(726,960)	$7,489,409	$22,510	$6,785,604	$86,806	$6,872,410
Common Stock
Issued/(converted)	—	—	1	—	—	—	4,478	—	4,479	—	4,479
Repurchased, including excise tax	—	—	(9)	—	—	—	(156,629)	—	(156,638)	—	(156,638)
Restricted share-based compensation expense	—	—	—	—	—	—	15,470	—	15,470	—	15,470
Dividends paid and accrued	—	—	—	—	—	(13,123)	—	—	(13,123)	—	(13,123)
Stock option expense	—	—	—	—	—	—	8,111	—	8,111	—	8,111
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(1,315)	(1,315)
Purchase (sale) of ownership interests by (from) minority members	4,232	—	—	—	—	—	—	—	—	2,676	2,676
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,573	—	—	—	—	—	353,218	—	353,218	5,821	359,039
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	35,239	35,239	—	35,239
Subtotal - comprehensive income	3,573	—	—	—	—	—	353,218	35,239	388,457	5,821	394,278
Balance, June 30, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513

	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	8	—	—	—	8,307	—	8,315	—	8,315
Repurchased, including excise tax	—	—	(21)	—	—	—	(381,069)	—	(381,090)	—	(381,090)
Restricted share-based compensation expense	—	—	—	—	—	—	27,312	—	27,312	—	27,312
Dividends paid and accrued	—	—	—	—	—	(26,378)	—	—	(26,378)	—	(26,378)
Stock option expense	—	—	—	—	—	—	17,548	—	17,548	—	17,548
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(7,227)	(7,227)
Purchase (sale) of ownership interests by (from) minority members	4,232	—	—	—	—	—	—	—	—	7,161	7,161
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,604	—	—	—	—	—	669,898	—	669,898	10,738	680,636
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	50,548	50,548	—	50,548
Subtotal - comprehensive income	3,604	—	—	—	—	—	669,898	50,548	720,446	10,738	731,184
Balance, June 30, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$723,268	$684,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	322,764	300,349
Stock-based compensation expense	45,413	45,707
(Gain) loss on sales of assets and businesses	(5,578)	2,833
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(137,907)	(92,636)
Accrued interest	(29)	(4,532)
Accrued and deferred income taxes	29,759	(55,913)
Other working capital accounts	(182,146)	25,324
Other assets and deferred charges	(18,466)	(22,404)
Other, net	10,753	16,143
Accrued insurance expense, net of commercial premiums paid	157,435	94,696
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(100,335)	(84,781)
Net cash provided by operating activities	844,931	909,026

Cash Flows from Investing Activities:
Property and equipment additions	(444,790)	(505,040)
Proceeds received from sales of assets and businesses	15,732	2,980
Acquisition of businesses and property	(4,857)	(8,314)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	12,011	(66,402)
Costs incurred for purchase and development of enterprise resource planning application	(9,964)	0
Decrease (increase) in capital reserves of commercial insurance subsidiary	56	(462)
Net cash used in investing activities	(431,812)	(577,238)

Cash Flows from Financing Activities:
Repayments of long-term debt	(201,745)	(18,548)
Additional borrowings	300,040	94,601
Financing costs	(1,410)	0
Repurchase of common shares	(484,601)	(378,542)
Dividends paid	(24,760)	(26,434)
Issuance of common stock	8,659	8,137
Profit distributions to noncontrolling interests	(11,889)	(9,621)
Purchase of ownership interests by minority members, net	4,324	11,336
Net cash used in financing activities	(411,382)	(319,071)

Effect of exchange rate changes on cash and cash equivalents	(676)	3,931

Increase in cash, cash equivalents and restricted cash	1,061	16,648
Cash, cash equivalents and restricted cash, beginning of period	271,322	224,752
Cash, cash equivalents and restricted cash, end of period	$272,383	$241,400

Supplemental Disclosures of Cash Flow Information:
Interest paid	$74,460	$77,448
Income taxes paid, net of refunds	$197,419	$251,786
Noncash purchases of property and equipment	$80,646	$148,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2026. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust, Other Related Party Transactions and Other Investments

Relationship with Universal Health Realty Income Trust:

At June 30, 2026, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2026 at the same rate in place for 2025, 2024 and 2023, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.4 million during each of the three-month periods ended June, 2026 and 2025, and approximately $2.8 million during each of the six-month periods ended June 30, 2026 and 2025, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $284,000 and $268,000 during the three-month periods ended June 30, 2026 and 2025, respectively, and $584,000 and $568,000 during the six-month periods ended June 30, 2026 and 2025, respectively, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $591,000 and $583,000 during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $1.2 million during each of the six-month periods ended June 30, 2026 and 2025. The carrying value of our investment in the Trust was $3.8 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $34.5 million at June 30, 2026 and $30.9 million at December 31, 2025, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets at June 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $68 million and $70 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5.7 million and $5.4 million during the three-month periods ended June 30, 2026 and 2025, respectively and approximately $11.2 million and $10.8 million during the six-month periods ended June 30, 2026 and 2025, respectively.

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

The table below provides certain details for each of the hospitals leased from the Trust as of June 30, 2026:

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

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. On this land, the Trust intends to develop, construct and own the real property of the Miller Medical Plaza, a MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed in December, 2026. The MOB will be located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which was completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB commenced in February, 2026.

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

Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was a member of the Board of Directors of Premier, Inc. (“Premier”) from 2015 until Premier was sold in November, 2025, as discussed below. In conjunction with our GPO agreement with Premier, we had previously received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020). During 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We elected to retain a portion of the previously vested shares of Premier, the carrying value of which was adjusted for changes in the market value of Premier, which were included in other assets on our consolidated balance sheets. In September, 2025, Premier entered into an agreement and plan of merger providing for the acquisition of Premier by Patient Square Capital. In November, 2025 we received approximately $63 million for our remaining shares of Premier. Included in Other (income) expense, net, in our condensed consolidated statements of income, were gains recorded to adjust for changes in the market value of our shares of Premier amounting to $5.9 million and $1.6 million during the three and six-months ended June 30, 2025. Additionally, we received cash dividends from Premier amounting to $470,000 and $937,000 during the three and six-months ended June 30, 2025, which is included in “Other (income) expense, net” in our condensed consolidated statements of income.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel to Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

Other Investments:

At various times from July, 2023 to November, 2025, we invested in non-marketable securities of a healthcare generative artificial intelligence company, in which we hold a small minority ownership percentage. As of June 30, 2026 and December 31, 2025, the current market value of these non-marketable securities was approximately $115 million and is included in other assets on our condensed consolidated balance sheets.

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

As of June 30, 2026, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 49%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona,

Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $68 million and $74 million, respectively, as of June 30, 2026, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania had previously exercised their put option and we purchased their ownership interest in April, 2025.

(4) Treasury

Credit Facilities and Outstanding Debt Securities

In April, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows: (i) increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion (from $1.3 billion previously); (ii) increased the existing term loan A by $300 million to $1.455 billion ($1.448 billion outstanding as of June 30, 2026) from $1.155 billion previously, and; (iii) initiated a new $400 million delayed draw term loan A which is expected to be drawn upon the closing of our acquisition of Talkspace, Inc. (expected to be consummated during the third quarter of 2026). The maturity date for our Credit Agreement is September 26, 2029.

In July, 2026, we entered into the Twelfth Amendment and Increased Facility Activation Notice (the "Twelfth Amendment") to our Credit Agreement which added a new $700 million delayed draw short term loan which, if we elect to utilize, would be funded on or prior to September 30, 2026, with a maturity date 364 days after the initial funding. Potential future borrowings pursuant to this facility would be used for general corporate purposes, including, should we elect, repayment at maturity of our $700 million principal amount of 1.650% Senior Secured Notes due on September 1, 2026.

As of June 30, 2026, we had $1.272 billion of available borrowing capacity pursuant to the terms of our $1.5 billion revolving credit facility (net of $225 million of outstanding borrowings and $3 million of letters of credit) and $400 million of borrowing capacity pursuant to the terms of the delayed draw term loan A facility (expected to be drawn upon closing of our acquisition of Talkspace, Inc.).

After giving effect to the terms of the Eleventh Amendment, the term loan A, which had an outstanding balance of $1.448 billion as June 30, 2026, provides for aggregate installment payments of $9.4 million on September 30, 2026, $16.9 million per quarter commencing on December 31, 2026 through June 30, 2028, and $18.8 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $1.245 billion) is payable on September 26, 2029 (maturity date of the Credit Agreement). Once drawn, the principal balance on the $400 million delayed draw term loan A facility (as provided for by the Eleventh Amendment) will be payable on the September 26, 2029 maturity date of the Credit Agreement.

Revolving credit and existing term loan A borrowings under the Credit Agreement, after giving effect to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.0%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2026, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material wholly-owned subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.61 billion and 3.9%, respectively, during the second quarter of 2026, and $4.34 billion and 4.1%, respectively, during the second quarter of 2025. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.60 billion and 4.0%, respectively, during the first six months of 2026, and $4.31 billion and 4.1%, respectively, during the first six months of 2025.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at June 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $68 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At June 30, 2026, the carrying value and fair value of our debt were approximately $4.9 billion and $4.7 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.9 billion total debt outstanding as of June 30, 2026, are as follows: (i) $772 million due during the next 12 months; (ii) $79 million due during months 13 to 24; (iii) $87 million due during months 25 to 36; (iv) $1.98 billion due during months 37 to 48; (v) $809 million due during months 49 to 60, and; (vi) $1.13 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $12 million and net cash outflows of $66 million during the six-month periods ended June 30, 2026 and 2025, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(3,663)	$(42,589)	$13,109	$(67,514)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2026	2025	2025
Cash and cash equivalents	$138,800	$137,595	$137,797
Restricted cash (a)	133,583	103,805	133,525
Total cash, cash equivalents and restricted cash	$272,383	$241,400	$271,322

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2026	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$151,116	Other noncurrent assets	$151,116
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	59,748	Other noncurrent assets	59,748
	$328,312		$210,864	$2,200	$115,248
Liabilities:
Deferred compensation liability	59,748	Other noncurrent liabilities	59,748
Foreign currency forward exchange contracts	65	Accounts payable and other liabilities		65
	$59,813		$59,748	$65	$-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150,948	Other noncurrent assets	$150,948
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	55,160	Other noncurrent assets	55,160
Foreign currency forward exchange contracts	1,163	Other current assets		1,163
	$324,719		$206,108	$3,363	$115,248
Liabilities:
Deferred compensation liability	55,160	Other noncurrent liabilities	55,160
	$55,160		$55,160	$-	$-

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

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $120 million in 2026; $110 million in 2025; $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. All professional and general liability commercial insurance we purchase is subject to policy limitations. Effective March, 2025, our commercial insurance coverage contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and lower aggregate limitations.

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

As of June 30, 2026, the total net accrual for our self-insured professional and general liability claims was $499 million, of which $150 million was included in current liabilities. As of December 31, 2025, the total net accrual for our self-insured professional and general liability claims was $449 million, of which $125 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, our results of operations for the three and six-month periods ended June 30, 2026 included a $28 million pre-tax increase to our reserves for professional and general liability claims. There were no adjustments recorded to our reserves for self-insured professional and general liability claims during the three and six-month periods ended June 30, 2025. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

As of June 30, 2026, the total accrual for our workers’ compensation liability claims was $160 million, $70 million of which was included in current liabilities. As of December 31, 2025, the total accrual for our workers’ compensation liability claims was $152 million, $64 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection

Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the trial on the first three plaintiffs’ claims, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict, including the amounts awarded in the verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland filed a notice of appeal on the remaining verdict. Plaintiffs separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. These appeals were dismissed by the appellate court without prejudice as premature because the judgments in favor of the first three plaintiffs are neither final nor enforceable at this time.

There are approximately 43 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. In April 2026, the Court entered a Scheduling Order setting a consolidated three-week jury trial for three plaintiffs to begin in August 2026. The Company has been dismissed without prejudice from the trial scheduled for August 2026 and most of the remaining cases. UHS Delaware remains a defendant with respect to all remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years.

We can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland matter (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of June 30, 2026, without reduction for any potential amounts related to the Cumberland matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $143 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland matter exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, or the Cumberland matter causes the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

Property Insurance

We have commercial property insurance policies for our properties, covering the period of June 1, 2026 to June 1, 2027, providing property and business interruption coverage for losses in excess of $10 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage at all facilities except those in Puerto Rico where $100 million of annual aggregate coverage is provided. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $150 million limitation for our facilities located in California and Alaska; (ii) $100 million limitation for our facilities in New Madrid Seismic Zone, Pacific Northwest Seismic Zone, South Carolina, Utah and certain counties in Nevada; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico.

These commercial property policies are subject to a deductible of: (i) $5 million per location for damage resulting from earthquake, wind, hail and flood, and; (ii) $5 million per occurrence for all other events. For per location or per occurrence losses in excess of the applicable deductible, we are self-insured, through our wholly-owned captive insurance company, for up to $5 million of annual aggregate losses. Should the $5 million self-insured annual aggregate limitation be exhausted during the policy year, we have commercial reinsurance coverage for the next $35 million of annual aggregate losses in excess of the applicable deductible. In the event the $35 million of commercial reinsurance coverage is also exhausted, we are self-insured for all per location or per occurrence losses up to $25 million, including the $5 million deductible.

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

Additionally, we have committed to expend no less than $75 million (approximately $23 million of which has been incurred as of June 30, 2026), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

Acquisition of Talkspace, Inc.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. The transaction was approved by Talkspace's stockholders during the second quarter of 2026. The transaction is expected to close during the third quarter of 2026 and is subject to satisfaction of regulatory approvals and other customary closing conditions. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 - Treasury, Credit Facilities and Outstanding Debt Securities.

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

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the trial on the first three plaintiffs' claims. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff). Cumberland filed a notice of appeal on the remaining verdict. Plaintiffs have separately filed a notice of appeal seeking to challenge the dismissal of the Company and UHS Delaware during trial, and the Court’s order reducing the punitive damages award against Cumberland. These appeals were recently dismissed by the appellate court without prejudice as premature because the judgments in favor of the first three plaintiffs are neither final nor enforceable at this time.

There are approximately 43 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. In April 2026, the Court entered a Scheduling Order setting a consolidated three-week jury trial for three plaintiffs to begin in August 2026. The Company has been dismissed without prejudice from the trial scheduled for August 2026 and most of the remaining cases. UHS Delaware remains a defendant with respect to all remaining plaintiffs. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years.

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

A trial of this matter was concluded on September 26, 2025, with a verdict rendered against UHS of Delaware, Inc. and the other defendants for approximately $4.7 million in compensatory damages. The jury also awarded punitive damages against UHS of Delaware, Inc. of $500 million and lesser amounts against some of the other defendants. Based upon Nevada statutory law, we expected the punitive damages to be reduced to a maximum of approximately $14 million. UHS of Delaware, Inc. and the other defendants filed post-trial motions. In March 2026, the trial court granted a motion for a new trial based upon juror misconduct.

During the second quarter of 2026, the trial court entered an order vacating the verdict. Plaintiffs did not file an appeal of that order. A re-trial of this matter is expected to be scheduled in 2028. During the second quarter of 2026 we recorded a reduction to other operating expenses to reduce the $18 million reserve, which was previously recorded in connection with this matter, to an amount that is not material to our consolidated financial statements.

Laurel Ridge Treatment Center

In April 2026, Laurel Ridge Treatment Center ("Laurel Ridge"), a 330-bed, behavioral health care facility located in San Antonio, Texas, received notice from the Centers for Medicare and Medicaid Services that it was terminating Laurel Ridge’s Medicare provider agreement effective as of April 30, 2026. Laurel Ridge filed an administrative appeal contesting the decision and also filed a lawsuit in federal court for the Western District of Texas seeking a temporary restraining order to prevent the termination from taking effect pending completion of the administrative appeal process. The Court denied the request for the temporary restraining order. As such, Laurel Ridge has been terminated from the Medicare and Medicaid program. During the second quarter of 2026, the facility submitted its re-application for Medicare/Medicaid certification and intends to remain open during the reapplication process although there is no assurance that recertification will be granted. During the reapplication process, we expect to incur operating losses and cash flow deficits. During the year ended December 31, 2025, Laurel Ridge's income before income taxes was approximately $23 million.

Provo Canyon School

On July 6, 2026, our Springville Campus at Provo Canyon School in Springville, Utah received notice from the Utah Department of Health and Human Services (" Utah DHHS") that its license was being revoked effective July 6, 2026. We subsequently received a notice on July 17, 2026, that the Utah DHHS was revoking the license of the Provo campus of the Provo Canyon School effective July 17, 2026. Pursuant to these actions, we are required to discharge all remaining patients at these facilities by early to mid-August, 2026. We have filed appeals of both actions and we are assessing various alternatives regarding future operations at these facilities. During the year ended December 31, 2025, the aggregate income before income taxes generated by these facilities was approximately $2 million.

Other Matters

Various other suits, claims and investigations, including government subpoenas, arising against, or issued to, us are pending and additional such matters may arise in the future. Management will consider additional disclosure from time to time to the extent it believes such matters may be or become material. The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters described above or that are otherwise pending because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the matter is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters, individually or in the aggregate, could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation.

(7) Segment Reporting

We operate in two reportable segments: Acute Care Hospital Services and Behavioral Health Care Services. Our chief operating decision making (“CODM”) group is comprised of our President and Chief Executive Officer and each of our respective division Presidents for our Acute Care Hospital Services and Behavioral Health Care Services. As a result of a recent resignation of our President of Behavioral Health Care Services, our Chief Executive Officer and President has assumed interim responsibilities for the segment until the position is filled. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The primary profitability measurement utilized by the President and Chief Executive Officer as well as the Presidents of each operating segment is segment income before income taxes. Segment income before income taxes is utilized by the CODM group during the annual budgeting process and during their reviews of our monthly operating results to monitor each segment’s operating results as compared to prior periods, and the respective operating budgets.

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

Three Months Ended June 30, 2026	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,609,999	$2,025,065	$4,635,064

Reconciliation of Net Revenue
Non-segment revenue			2,948
Total Net Revenue			$4,638,012

Salaries, wages and benefits	$999,864	$1,040,604
Other segment item operating expenses (a)	1,275,546	514,439
Depreciation and amortization expense	106,623	58,895
Interest (income) expense, net	1,301	1,273
Other (income) expense, net	(985)	(983)
Reportable segment income before income taxes	$227,650	$410,837	$638,487

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,948
Non-segment operating expenses (b)			125,366
Non-segment interest expense, net			37,338
Non-segment other (income) expense, net			(395)
Income before income taxes			$479,126

Six Months Ended June 30, 2026	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$5,220,135	$3,907,217	$9,127,352

Reconciliation of Net Revenue
Non-segment revenue			5,842
Total Net Revenue			$9,133,194

Salaries, wages and benefits	$1,972,710	$2,041,698
Other segment item operating expenses (a)	2,529,903	976,639
Depreciation and amortization expense	202,941	115,529
Interest (income) expense, net	2,287	2,545
Other (income) expense, net	(3,117)	(1,866)
Reportable segment income before income taxes	$515,411	$772,672	$1,288,083

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			5,842
Non-segment operating expenses (b)			274,239
Non-segment interest expense, net			72,213
Non-segment other (income) expense, net			(769)
Income before income taxes			$948,242

Three Months Ended June 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total

Net revenue from reportable segments	$2,403,837	$1,877,273	$4,281,110

Reconciliation of Net Revenue
Non-segment revenue			2,706
Total Net Revenue			$4,283,816

Salaries, wages and benefits	$938,708	$975,553
Other segment item operating expenses (a)	1,142,886	452,664
Depreciation and amortization expense	96,459	53,170
Interest expense, net	(1,613)	1,104
Other expense (income), net	(916)	(837)
Reportable segment income before income taxes	$228,313	$395,619	$623,932

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,706
Non-segment operating expenses (b)			124,106
Non-segment interest expense, net			35,873
Non-segment other (income) expense, net			(6,726)
Income before income taxes			$473,385

Six Months Ended June 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$4,761,651	$3,616,337	$8,377,988

Reconciliation of Net Revenue
Non-segment revenue			5,548
Total Net Revenue			$8,383,536

Salaries, wages and benefits	$1,854,232	$1,898,919
Other segment item operating expenses (a)	2,233,584	881,438
Depreciation and amortization expense	191,362	104,322
Interest expense, net	649	2,179
Other expense (income), net	(9,183)	(1,662)
Reportable segment income before income taxes	$491,007	$731,141	$1,222,148

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			5,548
Non-segment operating expenses (b)			264,584
Non-segment interest expense, net			72,592
Non-segment other (income) expense, net			(3,293)
Income before income taxes			$893,813

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $269 million and $247 million for the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $530 million and $474 million for the six-month periods ended June 30, 2026 and 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic and Diluted:
Net income attributable to UHS – basic and diluted	$358,447	$353,218	$707,129	$669,898

Weighted average number of common shares - basic	59,657	64,356	60,364	64,663
Net effect of dilutive stock options and grants based on the treasury stock method	253	635	425	851
Weighted average number of common shares and equivalents - diluted	59,910	64,991	60,789	65,514
Earnings per basic share attributable to UHS:	$6.01	$5.49	$11.71	$10.36
Earnings per diluted share attributable to UHS:	$5.98	$5.43	$11.63	$10.23

The “Net effect of dilutive stock options and grants based on the treasury stock method” for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 10,625 for the three-months ended June 30, 2026 and 5,313 for the six-months ended June 30, 2026. The excluded weighted-average stock options totaled 7,500 for both the three and six-months ended June 30, 2025. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2026 and 2025, pre-tax compensation costs of approximately $18.6 million and $15.5 million, respectively, was recognized related to awards of restricted stock, restricted stock units ("RSUs") and performance based restricted stock units ("PBRSUs"). During the six-month periods ending June 30, 2026 and 2025, pre-tax compensation costs of $36.0 million and $27.3 million, respectively, was recognized related to awards of restricted stock, RSUs and PBRSUs.

In addition, during the three-month periods ended June, 2026 and 2025, pre-tax compensation costs of $3.7 million and $8.1 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2026 and 2025, pre-tax compensation costs of $8.5 million and $17.5 million, respectively, was recognized related to outstanding stock options.

As of June 30, 2026 there was approximately $199.2 million of unrecognized compensation cost related to unvested options, restricted stock, RSUs and PBRSUs which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were an aggregate of 554,228 RSUs, net of cancellations, granted during the first six months of 2026 under the 2020 Stock Incentive Plan, including 57,122 PBRSUs, with a weighted-average grant date fair value of $184.94 per share. The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $45.4 million and $45.7 million during the six-month periods ended June 30, 2026 and 2025, respectively.

(9) Dispositions and Acquisitions

In July 2026, we acquired 39 residential and community homes and 2 facilities that provide day services located in Ireland for a net purchase price of approximately $188 million.

Six-month period ended June 30, 2026:

Acquisitions:

During the first six months of 2026, we spent $5 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2026, we received $16 million from the sales of assets and businesses.

Six-month period ended June 30, 2025:

Acquisitions:

During the first six months of 2025, we spent $8 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2025, we received $3 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $11.8 million, or $.20 per share, during the second quarter of 2026 and $12.9 million, or $.20 per share, during the second quarter of 2025. We declared and paid dividends of $24.8 million, or $.40 per share, during the six-month period ended June 30, 2026 and $26.4 million, or $.40 per share, during the six-month period ended June 30, 2025.

(11) Income Taxes

Our effective income tax rates were 23.9% and 23.4% during the three-month periods ended June 30, 2026 and 2025, respectively, and 23.7% and 23.4% during the six-month periods ended June 30, 2026 and 2025, respectively.

As of January 1, 2026, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2026, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2026, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2022 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years.

We operate in multiple jurisdictions with varying tax laws. The Internal Revenue Service (“IRS”) has recently commenced an audit for the tax year ended December 31, 2024. We believe that adequate accruals have been provided for federal, foreign and state taxes.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation.

	For the three months ended June 30, 2026
	Acute Care		Behavioral Health		Other	Total
Medicare	$396,244	15%	$82,461	4%		$478,705	10%
Managed Medicare	435,547	17%	113,126	6%		548,673	12%
Medicaid	351,396	13%	468,806	23%		820,202	18%
Managed Medicaid	168,779	6%	484,959	24%		653,738	14%
Managed Care (HMO and PPOs)	805,509	31%	396,632	20%		1,202,141	26%
UK Revenue	0	0%	269,204	13%		269,204	6%
Other patient revenue and adjustments, net	159,375	6%	151,333	7%		310,708	7%
Other non-patient revenue	293,149	11%	58,544	3%	2,948	354,641	8%
Total Net Revenue	$2,609,999	100%	$2,025,065	100%	$2,948	4,638,012	100%

	For the six months ended June 30, 2026
	Acute Care		Behavioral Health		Other	Total
Medicare	$796,747	15%	$163,635	4%		$960,382	11%
Managed Medicare	883,546	17%	215,227	6%		1,098,773	12%
Medicaid	721,693	14%	808,409	21%		1,530,102	17%
Managed Medicaid	340,604	7%	959,736	25%		1,300,340	14%
Managed Care (HMO and PPOs)	1,598,935	31%	803,704	21%		2,402,639	26%
UK Revenue	0	0	530,416	14%		530,416	6%
Other patient revenue and adjustments, net	329,615	6%	310,437	8%		640,052	7%
Other non-patient revenue	548,995	11%	115,653	3%	5,842	670,490	7%
Total Net Revenue	$5,220,135	100%	$3,907,217	100%	$5,842	$9,133,194	100%

	For the three months ended June 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$375,700	16%	$73,547	4%		$449,247	10%
Managed Medicare	412,640	17%	106,532	6%		519,172	12%
Medicaid	281,747	12%	362,374	19%		644,121	15%
Managed Medicaid	171,221	7%	448,387	24%		619,608	14%
Managed Care (HMO and PPOs)	811,048	34%	416,805	22%		1,227,853	29%
UK Revenue	0	0%	246,906	13%		246,906	6%
Other patient revenue and adjustments, net	147,136	6%	162,925	9%		310,061	7%
Other non-patient revenue	204,345	9%	59,797	3%	2,706	266,848	6%
Total Net Revenue	$2,403,837	100%	$1,877,273	100%	$2,706	$4,283,816	100%

	For the six months ended June 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$767,793	16%	$149,493	4%		$917,286	11%
Managed Medicare	833,774	18%	205,697	6%		1,039,471	12%
Medicaid	534,512	11%	636,517	18%		1,171,029	14%
Managed Medicaid	332,940	7%	889,497	25%		1,222,437	15%
Managed Care (HMO and PPOs)	1,592,634	33%	820,020	23%		2,412,654	29%
UK Revenue	0	0%	473,974	13%		473,974	6%
Other patient revenue and adjustments, net	296,500	6%	323,634	9%		620,134	7%
Other non-patient revenue	403,498	8%	117,505	3%	5,548	526,551	6%
Total Net Revenue	$4,761,651	100%	$3,616,337	100%	$5,548	$8,383,536	100%

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust (the “Trust”) with two hospital lease terms expiring in 2026, two expiring in 2033, and one expiring in 2040 (see Note 2 for additional disclosure). We also lease the real property of certain other facilities from the Trust or other non-related parties.

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2026 and 2025 are as follows (in thousands):

	Six months ended June 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,807	$66,779
Operating cash flows from finance leases	$1,724	$1,770
Financing cash flows from finance leases	$1,377	$1,345

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,488	$13,702
Finance leases	$-	$1,372

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 intends to modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact this new standard will have on the consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2026, we owned and/or operated 376 inpatient facilities and 168 outpatient and other facilities located in 40 states, Washington, D.C., the United Kingdom and Puerto Rico.

Our facilities include the following:

Acute care facilities located in the U.S.:

•
30 inpatient acute care hospitals;
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

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during each of the three-month periods ended June 30, 2026 and 2025, and 57% of our consolidated net revenues during each of the six-month periods ended June 30, 2026 and 2025. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during each of the three-month periods ended June 30, 2026 and 2025, and 43% of our consolidated net revenues during each of the six-month periods ended June 30, 2026 and 2025.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $269 million and $247 million during the three-month periods ended June 30, 2026 and 2025, respectively, and $530 million and $474 million during the six-month periods ended June 30, 2026 and 2025, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.530 billion as of June 30, 2026 and $1.531 billion as of December 31, 2025.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Florida, Washington, D.C., Illinois, Pennsylvania, Kentucky, Mississippi, Virginia, Michigan, Massachusetts, Tennessee, Arizona, Ohio, and Washington. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
•
the One Big Beautiful Bill Act, which became law on July 4, 2025, attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditure. The law also places limits on provider fees used to increase federal Medicaid funding to states. The law prohibits states not previously having expanded Medicaid eligibility to 138% of federal poverty level from increasing the rate of current provider fees which fund certain state supplemental payments or increasing the base of the fee to a class or items of services that the fee did not previously cover. That current provider fee threshold will remain at 6%. For states having expanded Medicaid eligibility under the law, the provider fee threshold will be reduced by 0.5% annually between federal fiscal years 2028 and 2032 with the resulting threshold ultimately becoming 3.5%. Under current law, and based on our current expectations, we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $500 million by 2032. The law also eliminated certain insurance exchange premium tax credits beyond 2025 and exchange enrollment has already been adversely impacted. On January 8, 2026, the U.S. House of Representatives passed H.R.1834 to extend for three years the enhanced premium tax credits ("EPTCs") that expired on December 31, 2025. However, no law extending the EPTCs has been enacted, and there can be no assurance regarding the timing or outcome of future legislative action. All of these factors could have a material unfavorable impact on our results of operations and may be expected to reduce our revenue and likely increase the level of uncompensated care provided by our facilities;
•
there have been additional changes in the law that have resulted in and that are likely to result in major changes in the health care delivery system on a national or state level, including changes in the structure and administration of, and funding for, federal and state agencies and programs. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) enables the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, has increased exchange enrollment, but along with the EPTCs, these enhanced subsidies expired on December 31, 2025;
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the ACA since its enactment, some of which have been successful, in part, in modifying the ACA, as well as court challenges to the constitutionality of the law. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the law’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the ACA. ACA provisions continue to be subject to court challenges such as the June 2025 Kennedy v. Braidwood Management Supreme Court decision, which opined in favor of ACA HIV preventive care coverage and upheld the ACA's requirement that most private insurers and Medicaid expansion programs cover preventive services recommended by the United States Preventive Services Task Force, absent cost sharing. The impact of any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provisions is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;

•
additional possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;
•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In the past, staffing shortages have, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. Additionally, effective June 1, 2026, California implemented staffing standards specific to acute psychiatric hospitals and requirements to determine appropriate staffing based on patient acuity and care needs. This has further increased our costs and may limit our revenue if we are required to limit the number of patients at our California facilities;
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
•
significant tariffs or other restrictions, if imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, or otherwise on our suppliers, could escalate costs of medications, medical devices and medical equipment and disrupt our supply chains. While we continue to evaluate the potential impact of new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S. and the impacted foreign countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Therefore, changes in laws or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports from where our products or materials are made (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results;
•
as of early August 2026, Congress has enacted appropriations funding most federal agencies for fiscal year 2026. In the past several years political disputes concerning authorization of a federal budget have led to shutdown of substantial portions of the federal government and other federal budget authorization delays have occurred. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
•
the Consolidated Appropriations Act of 2021 (the "CAA"), included provisions aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The CAA prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued rules to implement the CAA. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost;

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
•
the impact of the increasing shift of care from inpatient settings to lower cost outpatient settings and controls designed to reduce inpatient services or payments for inpatient services which payers believe could have been performed on an outpatient or outside facility basis;
•
our ability to achieve operating and financial targets, develop and execute plans to offset to the extent possible impacts from the One Big Beautiful Bill Act, the expiration of EPTCs, other legal and regulatory changes, and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services;
•
the outcome of known and unknown litigation, government investigations, civil investigative demands, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, including, but not limited to, the jury verdict returned against Cumberland Hospital for Children and Adolescents located in New Kent, Virginia, an indirect subsidiary of ours;
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
•
demographic changes;
•
there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems, or any third-party security systems that we rely on, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other liability or losses. We may also be subject to litigation related to our uses and disclosures of health information. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events;
•
our ability to implement technology and other programs to drive efficiencies and improve patient outcomes and experiences, and the risks associated with the use of technologies by us or our services providers;
•
on March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. The transaction was approved by Talkspace's stockholders during the second quarter of 2026. The transaction is expected to close during the third quarter of 2026 and is subject to satisfaction of regulatory approvals and other customary closing conditions. The acquisition is subject to numerous risks and uncertainties including uncertainty as to whether the parties will be able to complete the merger on the terms set forth in the merger agreement; uncertainty regarding the timing of the receipt of required regulatory approvals for the merger and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the merger as a condition to obtaining the outcome of any legal proceedings that may be instituted against the parties or others following announcement of the transactions contemplated by the merger agreement;

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

Legislation adopted on July 4, 2025 attaches work and community service requirements to eligibility for Medicaid benefits that will have the effect of limiting Medicaid enrollment and expenditures and the legislation also places limits on provider taxes used to increase federal Medicaid funding to states. In addition, insurance exchange subsidies expired on December 31, 2025 which has unfavorably impacted insurance exchange enrollment and has increased the level of uncompensated care that we provide. As these provisions become effective over the next several years, they may be expected to reduce our revenues and likely further increase the level of uncompensated care provided by our facilities. Please see Sources of Revenue below for additional disclosure related to Medicaid supplemental payment programs in various states in which we operate.

Significant tariffs or other restrictions, if imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, could escalate costs of medications, medical devices and medical equipment and disrupt our supply chains. While we continue to evaluate the potential impact of new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S. and the impacted foreign countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Therefore, changes in laws or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports from where our products or materials are made (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results.

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

Financial results for the three-month periods ended June 30, 2026 and 2025:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,638,012	100.0%	$4,283,816	100.0%
Operating charges:
Salaries, wages and benefits	2,140,309	46.1%	2,014,951	47.0%
Other operating expenses	1,351,958	29.1%	1,162,566	27.1%
Supplies expense	423,257	9.1%	418,785	9.8%
Depreciation and amortization	167,338	3.6%	152,004	3.5%
Lease and rental expense	38,475	0.8%	35,240	0.8%
Subtotal-operating expenses	4,121,337	88.9%	3,783,546	88.3%
Income from operations	516,675	11.1%	500,270	11.7%
Interest expense, net	39,912	0.9%	35,364	0.8%
Other (income) expense, net	(2,363)	(0.1)%	(8,479)	(0.2)%
Income before income taxes	479,126	10.3%	473,385	11.1%
Provision for income taxes	114,536	2.5%	110,773	2.6%
Net income	364,590	7.9%	362,612	8.5%
Less: Income (loss) attributable to noncontrolling interests	6,143	0.1%	9,394	0.2%
Net income attributable to UHS	$358,447	7.7%	$353,218	8.2%

Net revenues increased by 8.3%, or $354 million, to $4.638 billion during the three-month period ended June 30, 2026, as compared to $4.284 billion during the second quarter of 2025. The net increase was primarily attributable to: (i) a $322 million, or 7.8%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $32 million, consisting of primarily of a $47 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes (before income attributable to noncontrolling interests) increased by $6 million, or 1%, to $479 million during the three-month period ended June 30, 2026 as compared to $473 million during the second quarter of 2025. The net increase was due to:

•
a decrease of $1 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $15 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
an $8 million other combined net decrease.

Net income attributable to UHS increased by $5 million, or 2%, to $358 million during the three-month period ended June 30, 2026, as compared to $353 million during the second quarter of 2025. This increase was primarily attributable to:

•
a $6 million increase in income before income taxes, as discussed above;
•
a $3 million increase due to a decrease in income attributable to noncontrolling interests, and;
•
a decrease of $4 million resulting from an increase in the provision for income taxes resulting primarily from the $9 million increase in income before income taxes ($6 million increase in income before income taxes and a $3 million decrease in income attributable to noncontrolling interests).

Financial results for the six-month periods ended June 30, 2026 and 2025:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$9,133,194	100.0%	$8,383,536	100.0%
Operating charges:
Salaries, wages and benefits	4,228,538	46.3%	3,966,055	47.3%
Other operating expenses	2,635,886	28.9%	2,268,318	27.1%
Supplies expense	849,800	9.3%	821,666	9.8%
Depreciation and amortization	322,764	3.5%	300,349	3.6%
Lease and rental expense	76,671	0.8%	72,053	0.9%
Subtotal-operating expenses	8,113,659	88.8%	7,428,441	88.6%
Income from operations	1,019,535	11.2%	955,095	11.4%
Interest expense, net	77,045	0.8%	75,420	0.9%
Other (income) expense, net	(5,752)	(0.1)%	(14,138)	(0.2)%
Income before income taxes	948,242	10.4%	893,813	10.7%
Provision for income taxes	224,974	2.5%	209,573	2.5%
Net income	723,268	7.9%	684,240	8.2%
Less: Income (loss) attributable to noncontrolling interests	16,139	0.2%	14,342	0.2%
Net income attributable to UHS	$707,129	7.7%	$669,898	8.0%

Net revenues increased by 8.9%, or $750 million, to $9.133 billion during the six-month period ended June 30, 2026, as compared to $8.384 billion during the first six months of 2025. The net increase was primarily attributable to: (i) a $635 million, or 7.8%, increase in net revenues generated on a Same Facility, and; (ii) an other combined net increase of $115 million, consisting of primarily of a $95 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes (before income attributable to noncontrolling interests) increased by $54 million, or 6%, to $948 million during the six-month period ended June 30, 2026 as compared to $894 million during the first six months of 2025. The net increase was due to:

•
an increase of $24 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $42 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
a $12 million other combined net decrease.

Net income attributable to UHS increased by $37 million, or 6%, to $707 million during the six-month period ended June 30, 2026, as compared to $670 million during the first six months of 2025. This increase was primarily attributable to:

•
a $54 million increase in income before income taxes, as discussed above;
•
a $2 million decrease due to an increase in income attributable to noncontrolling interests, and;
•
a decrease of $15 million resulting from an increase in the provision for income taxes resulting primarily from the $53 million increase in income before income taxes ($54 million increase in income before income taxes less a $2 million increase in income attributable to noncontrolling interests).

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

As a result of unfavorable trends experienced, included in our results of operations was an increase to our reserves for self-insured professional and general liability claims amounting to $28 million during each of the three and six-month periods ended June 30, 2026. Approximately $17 million of the increase is included in our same facility basis acute care hospital services' results during each of the three and six-month periods ended June 30, 2026, and approximately $11 million is included in our same facility basis behavioral health services' results during each of the three and six-month periods ended June 30, 2026. There were no adjustments recorded to our reserves for self-insured professional and general liability claims during the first six months of 2025.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and six-month periods ended June 30, 2026 and 2025.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average licensed beds	7,330	7,159	7,434	7,159	7,177	7,076	7,300	7,076
Average available beds	7,158	6,987	7,262	6,987	7,005	6,904	7,128	6,904
Patient days	419,710	412,885	420,001	412,885	845,542	841,922	851,080	841,922
Average daily census	4,612.2	4,537.2	4,615.4	4,537.2	4,671.5	4,651.5	4,702.1	4,651.5
Occupancy-licensed beds	62.9%	63.4%	62.1%	63.4%	65.1%	65.7%	64.4%	65.7%
Occupancy-available beds	64.4%	64.9%	63.6%	64.9%	66.7%	67.4%	66.0%	67.4%
Admissions	88,562	87,278	88,649	87,278	175,342	175,368	176,538	175,368
Length of stay	4.7	4.7	4.7	4.7	4.8	4.8	4.8	4.8

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,507,889	100.0%	$2,318,826	100.0%	$4,977,934	100.0%	$4,600,657	100.0%
Operating charges:
Salaries, wages and benefits	991,733	39.5%	938,594	40.5%	1,944,568	39.1%	1,852,423	40.3%
Other operating expenses	779,029	31.1%	672,172	29.0%	1,507,181	30.3%	1,310,771	28.5%
Supplies expense	362,131	14.4%	361,093	15.6%	727,628	14.6%	709,917	15.4%
Depreciation and amortization	103,112	4.1%	96,458	4.2%	198,793	4.0%	191,359	4.2%
Lease and rental expense	25,959	1.0%	24,240	1.0%	52,697	1.1%	49,584	1.1%
Subtotal-operating expenses	2,261,964	90.2%	2,092,557	90.2%	4,430,867	89.0%	4,114,054	89.4%
Income from operations	245,925	9.8%	226,269	9.8%	547,067	11.0%	486,603	10.6%
Interest expense, net	1,301	0.1%	(1,613)	(0.1)%	2,287	0.0%	649	0.0%
Other (income) expense, net	(1,189)	(0.0)%	(1,011)	(0.0)%	(3,744)	(0.1)%	(9,583)	(0.2)%
Income before income taxes	$245,813	9.8%	$228,893	9.9%	$548,524	11.0%	$495,537	10.8%

Three-month periods ended June 30, 2026 and 2025:

During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $189 million or 8.2%.

Income before income taxes (and before income attributable to noncontrolling interests) increased by $17 million, or 7%, amounting to $246 million, or 9.8% of net revenues during the second quarter of 2026, as compared to $229 million, or 9.9% of net revenues during the second quarter of 2025.

During the three-month period ended June 30, 2026, net revenue per adjusted admission increased by 3.0% while net revenue per adjusted patient day increased 2.8%, as compared to the comparable quarter of 2025. During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 1.5% while adjusted admissions (adjusted for outpatient activity) increased by 2.9%. Patient days at these facilities increased by 1.7% and adjusted patient days increased by 3.1% during the three-month period ended June 30, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.7 days during each of the three-month periods ended June 30, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 64% and 65% during the three-month periods ended June 30, 2026 and 2025, respectively.

On a Same Facility basis, during the three-month period ended June 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $53 million, or 5.7% due, in part, to the increased patient volumes. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.5% during the second quarter of 2026 as compared to 40.5% during the second quarter of 2025.

Other operating expenses increased by $107 million, or 15.9%, during the second quarter of 2026, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $53 million, or 30.6% (due to an increase in membership), during the second quarter of 2026, as compared to the comparable quarter of 2025. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $54 million, or 10.8%. Contributing to the increased operating expenses during the second quarter of 2026, as compared to the comparable quarter of 2025, was a $22 million, or 12.4%, aggregate increase in physician expenses incurred at certain hospitals. Also contributing to the increased operating expenses during the second quarter of 2026, as compared to the comparable quarter of 2025, was $17 million of expense recorded in connection with an increase to our reserves for self-insured professional and general liability claims, as discussed above in Adjustments to self-insured professional and general liability reserves. As a percentage of net revenues, other operating expenses increased to 31.1% during the second quarter of 2026, as compared to 29.0% during the comparable quarter of 2025.

Supplies expense increased by $1 million, or 0.3%, during the second quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues, supplies expense decreased to 14.4% during the three-month period ended June 30, 2026, as compared to 15.6% during the second quarter of 2025.

Six-month periods ended June 30, 2026 and 2025:

During the six-month period ended June 30, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $377 million or 8.2%.

Income before income taxes (and before income attributable to noncontrolling interests) increased by $53 million, or 10.7%, amounting to $549 million, or 11.0% of net revenues during the first six months of 2026, as compared to $496 million, or 10.8% of net revenues during the comparable period of 2025.

During the six-month period ended June 30, 2026, net revenue per adjusted admission increased by 4.6% while net revenue per adjusted patient day increased by 4.2%, as compared to the comparable period of 2025. During the six-month period ended June 30, 2026, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals were unchanged while adjusted admissions increased by 1.4%. Patient days at these facilities increased by 0.4% and adjusted patient days increased by 1.9% during the six-month period ended June 30, 2026, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days during each of the six-month periods ended June 30, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 67% during each of the six-month periods ended June 30, 2026 and 2025, respectively.

On a Same Facility basis, during the six-month period ended June 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $92 million, or 5.0%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.1% during the first six months of 2026 as compared to 40.3% during the comparable period of 2025.

Other operating expenses increased by $196 million, or 15.0%, during the first six months of 2026, as compared to the comparable period of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $98 million, or 29.1% (due to an increase in membership), during the first six months of 2026 as compared to the comparable period of 2025. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $98 million, or 10.1%. Contributing to the increased operating expenses during the first six months of 2026, as compared to the comparable period of 2025, was a $43 million, or 12.4%, aggregate increase in physician expenses incurred at certain hospitals. As a percentage of net revenues, other operating expenses increased to 30.3% during the first six months of 2026, as compared to 28.5% during the comparable period of 2025.

Supplies expense increased by $18 million, or 2.5%, during the first six months of 2026, as compared to the comparable period of 2025. As a percentage of net revenues, supplies expense decreased to 14.6% during the six-month period ended June 30, 2026, as compared to 15.4% during the first six months of 2025.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2026 and 2025. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of recently acquired and/or opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,609,999	100.0%	$2,403,837	100.0%	$5,220,135	100.0%	$4,761,651	100.0%
Operating charges:
Salaries, wages and benefits	999,864	38.3%	938,708	39.1%	1,972,710	37.8%	1,854,232	38.9%
Other operating expenses	885,882	33.9%	757,549	31.5%	1,745,729	33.4%	1,474,211	31.0%
Supplies expense	363,494	13.9%	361,097	15.0%	731,432	14.0%	709,789	14.9%
Depreciation and amortization	106,623	4.1%	96,459	4.0%	202,941	3.9%	191,362	4.0%
Lease and rental expense	26,170	1.0%	24,240	1.0%	52,742	1.0%	49,584	1.0%
Subtotal-operating expenses	2,382,033	91.3%	2,178,053	90.6%	4,705,554	90.1%	4,279,178	89.9%
Income from operations	227,966	8.7%	225,784	9.4%	514,581	9.9%	482,473	10.1%
Interest expense, net	1,301	0.0%	(1,613)	(0.1)%	2,287	0.0%	649	0.0%
Other (income) expense, net	(985)	(0.0)%	(916)	(0.0)%	(3,117)	(0.1)%	(9,183)	(0.2)%
Income before income taxes	$227,650	8.7%	$228,313	9.5%	$515,411	9.9%	$491,007	10.3%

Three-month periods ended June 30, 2026 and 2025:

During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $206 million, or 8.6%, due to: (i) the $189 million, or 8.2% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $17 million consisting of increased provider tax assessments.

Income before income taxes remained relatively unchanged at $228 million, or 8.7% of net revenues during the second quarter of 2026, as compared to $228 million, or 9.5% of net revenues during the comparable quarter of 2025. The $17 million, or 7%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, was offset by the pre-tax losses incurred during the second quarter of 2026 at the recently completed and opened Alan B. Miller Medical Center located in Palm Beach Gardens, FL.

During the three-month period ended June 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $61 million, or 6.5%. The increase was due primarily to the above-mentioned $53 million, or 5.7%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the above-mentioned newly constructed and recently opened acute care hospital.

Other operating expenses increased by $128 million, or 16.9%, during the second quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to: (i) the $107 million, or 15.9% above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $17 million increase in provider tax assessments, and; (iii) a $4 million increase related to the operating expenses incurred at the Alan B. Miller Medical Center.

Supplies expense increased by $2 million, or 0.7%, during the second quarter of 2026, as compared to the comparable quarter of 2025. The increase was due to the above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the second quarter of 2026 at the Alan B. Miller Medical Center.

Six-month periods ended June 30, 2026 and 2025:

During the six-month period ended June 30, 2026, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $458 million, or 9.6%, due to: (i) the $377 million, or 8.2% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $81 million consisting of increased provider tax assessments and the net revenues generated during the first six months of 2026 at a newly constructed acute care hospital located in Washington, D.C. (Cedar Hill Regional Medical Center which opened during the second quarter of 2025).

Income before income taxes increased by $24 million, or 5.0%, to $515 million, or 9.9% of net revenues during the first six months of 2026, as compared to $491 million, or 10.3% of net revenues during the comparable period of 2025. The increase resulted from: the $53 million, or 10.7% increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, partially offset by; (ii) an increase of $29 million in aggregate pre-tax losses incurred during the first six months of 2026, as compared to the comparable period of 2025, at the recently completed and opened Alan B. Miller Medical Center located in Palm Beach Gardens, FL., and Cedar Hill Medical Center located in Washington, D.C., which was completed and opened during the second quarter of 2025 (this facility's results of operations are reflected in our acute care hospital services, on a Same Facility basis, as of April 1st. of each year).

During the six-month period ended June 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $118 million, or 6.4%. The increase was due primarily to the above-mentioned $92 million, or 5.0%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the above-mentioned newly constructed acute care hospitals located in Florida and Washington, D.C.

Other operating expenses increased by $272 million, or 18.4%, during the first six months of 2026, as compared to the comparable period of 2025. The increase was due primarily to: (i) the $196 million, or 15.0% above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $52 million increase in provider tax assessments, and; (iii) a $22 million increase related to the operating expenses incurred at the above-mentioned newly constructed acute care hospitals.

Supplies expense increased by $22 million, or 3.0%, during the first six months of 2026, as compared to the comparable period of 2025. The increase was due to the $18 million, or 2.5%, increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the first six months of 2026 at the above-mentioned newly constructed acute care hospitals.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2026 and 2025:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2026	%	2025	%	2026	%	2025	%
Charity care	$163	13%	$217	23%	$279	12%	$486	26%
Uninsured discounts	1,095	87%	710	77%	2,092	88%	1,387	74%
Total uncompensated care	$1,258	100%	$927	100%	$2,371	100%	$1,873	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2026	2025	2026	2025
Estimated cost of providing charity care	$14	$19	$24	$42
Estimated cost of providing uninsured discounts	93	63	175	121
Estimated cost of providing uncompensated care	$107	$82	$199	$163

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and six-month periods ended June 30, 2026 and 2025.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average licensed beds	23,703	23,652	24,587	24,254	23,860	23,754	24,579	24,170
Average available beds	23,603	23,552	24,487	24,154	23,760	23,654	24,479	24,070
Patient days	1,597,105	1,576,830	1,631,375	1,620,819	3,190,451	3,147,427	3,250,959	3,209,365
Average daily census	17,550.6	17,327.8	17,927.2	17,811.2	17,626.8	17,389.1	17,961.1	17,731.3
Occupancy-licensed beds	74.0%	73.3%	72.9%	73.4%	73.9%	73.2%	73.1%	73.4%
Occupancy-available beds	74.4%	73.6%	73.2%	73.7%	74.2%	73.5%	73.4%	73.7%
Admissions	114,911	114,433	116,857	118,519	231,179	229,482	234,348	234,869
Length of stay	13.9	13.8	14.0	13.7	13.8	13.7	13.9	13.7

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,929,171	100.0%	$1,796,295	100.0%	$3,747,847	100.0%	$3,490,455	100.0%
Operating charges:
Salaries, wages and benefits	1,019,296	52.8%	959,030	53.4%	2,012,334	53.7%	1,878,820	53.8%
Other operating expenses	355,579	18.4%	325,595	18.1%	690,002	18.4%	645,195	18.5%
Supplies expense	57,889	3.0%	56,957	3.2%	116,345	3.1%	111,952	3.2%
Depreciation and amortization	56,764	2.9%	51,873	2.9%	111,920	3.0%	102,752	2.9%
Lease and rental expense	12,054	0.6%	10,412	0.6%	23,359	0.6%	21,290	0.6%
Subtotal-operating expenses	1,501,582	77.8%	1,403,867	78.2%	2,953,960	78.8%	2,760,009	79.1%
Income from operations	427,589	22.2%	392,428	21.8%	793,887	21.2%	730,446	20.9%
Interest expense, net	1,168	0.1%	1,104	0.1%	2,360	0.1%	2,179	0.1%
Other (income) expense, net	(983)	(0.1)%	(837)	(0.0)%	(1,866)	(0.0)%	(1,662)	(0.0)%
Income before income taxes	$427,404	22.2%	$392,161	21.8%	$793,393	21.2%	$729,929	20.9%

Three-month periods ended June 30, 2026 and 2025:

During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $133 million or 7.4%.

Income before income taxes increased by $35 million, or 9.0%, amounting to $427 million or 22.2% of net revenues during the second quarter of 2026, as compared to $392 million or 21.8% of net revenues during the second quarter of 2025.

During the three-month period ended June 30, 2026, net revenue per adjusted admission increased by 7.1% while net revenue per adjusted patient day increased by 6.1%, as compared to the comparable quarter of 2025. During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.4% and 0.5%, respectively. Patient days at these facilities increased by 1.3% and adjusted patient days increased by 1.4% during the three-month period ended June 30, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.9 days and 13.8 days during the three-month periods ended June 30, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended June 30, 2026 and 2025.

On a Same Facility basis during the three-month period ended June 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $60 million or 6.3%. The increase during the second quarter of 2026, as compared to the comparable quarter of 2025, was due to a 4.2% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 2.0% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 52.8% during the second quarter of 2026 as compared to 53.4% during the second quarter of 2025.

Other operating expenses increased by $30 million, or 9.2%, during the second quarter of 2026, as compared to the comparable quarter of 2025. Contributing to the increased operating expenses during the second quarter of 2026, as compared to the comparable quarter of 2025, was $11 million of expense recorded in connection with an increase to our reserves for self-insured professional and general liability claims, as discussed above in Adjustments to self-insured professional and general liability reserves. As a percentage of net revenues during each quarter, other operating expenses increased to 18.4% during the second quarter of 2026, as compared to 18.1% during the second quarter of 2025.

Supplies expense increased by $1 million, or 1.6%, during the second quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues during each quarter, supplies expense decreased to 3.0% during the second quarter of 2026 as compared to 3.2% during the second quarter of 2025.

Six-month periods ended June 30, 2026 and 2025:

During the six-month period ended June 30, 2026, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $257 million or 7.4%.

Income before income taxes increased by $63 million, or 8.7%, amounting to $793 million or 21.2% of net revenues during the first six months of 2026, as compared to $729 million or 20.9% of net revenues during the first six months of 2025.

During the six-month period ended June 30, 2026, net revenue per adjusted admission increased by 6.6% while net revenue per adjusted patient day increased by 6.0%, as compared to the comparable period of 2025. During the six-month period ended June 30, 2026, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.7% and 0.9%, respectively. Patient days at these facilities increased by 1.4% and adjusted patient days increased by 1.5% during the six-month period ended June 30, 2026, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.8 days and 13.7 days during the six-month periods ended June 30, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the six-month periods ended June 30, 2026 and 2025.

On a Same Facility basis during the six-month period ended June 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $134 million or 7.1%. The increase during the first six months of 2026, as compared to the comparable period of 2025, was due to a 4.7% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 2.3% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each period, salaries, wages and benefits expense decreased to 53.7% during the first six months of 2026 as compared to 53.8% during the comparable period of 2025.

Other operating expenses increased by $45 million, or 6.9%, during the first six months of 2026, as compared to the comparable period of 2025. Contributing to the increased operating expenses during the first six months of 2026, as compared to the comparable period of 2025, was the above-mentioned $11 million of expense recorded during the second quarter of 2026 in connection with an increase to our reserves for self-insured professional and general liability claims. As a percentage of net revenues during each period, other operating expenses decreased to 18.4% during the first six months of 2026, as compared to 18.5% during the comparable period of 2025.

Supplies expense increased by $4 million, or 3.9%, during the first six months of 2026, as compared to the comparable period of 2025. As a percentage of net revenues during each period, supplies expense decreased to 3.1% during the first six months of 2026 as compared to 3.2% during the comparable period of 2025.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2026 and 2025. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities that were acquired/divested, opened/closed or had changes in governmental certifications/licensure status during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,025,065	100.0%	$1,877,273	100.0%	$3,907,217	100.0%	$3,616,337	100.0%
Operating charges:
Salaries, wages and benefits	1,040,604	51.4%	975,553	52.0%	2,041,698	52.3%	1,898,919	52.5%
Other operating expenses	443,752	21.9%	383,412	20.4%	835,650	21.4%	745,674	20.6%
Supplies expense	58,475	2.9%	58,289	3.1%	117,262	3.0%	113,437	3.1%
Depreciation and amortization	58,895	2.9%	53,170	2.8%	115,529	3.0%	104,322	2.9%
Lease and rental expense	12,212	0.6%	10,963	0.6%	23,727	0.6%	22,327	0.6%
Subtotal-operating expenses	1,613,938	79.7%	1,481,387	78.9%	3,133,866	80.2%	2,884,679	79.8%
Income from operations	411,127	20.3%	395,886	21.1%	773,351	19.8%	731,658	20.2%
Interest expense, net	1,273	0.1%	1,104	0.1%	2,545	0.1%	2,179	0.1%
Other (income) expense, net	(983)	(0.0)%	(837)	(0.0)%	(1,866)	(0.0)%	(1,662)	(0.0)%
Income before income taxes	$410,837	20.3%	395,619	21.1%	$772,672	19.8%	$731,141	20.2%

Three-month periods ended June 30, 2026 and 2025:

During the three-month period ended June 30, 2026, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $148 million, or 7.9%. The increase was attributable to: (i) the above-mentioned $133 million, or 7.4%, increase in net revenues at our behavioral health facilities, on a Same Facility basis; (ii) a $30 million increase in provider tax assessments, partially offset by; (iii) an other combined net aggregate decrease of $15 million consisting primarily of a decrease in revenues generated at Laurel Ridge Treatment Center, a 330-bed facility located in San Antonio, Texas (for additional disclosure related to this facility see Note 6 to the Condensed Consolidated Financial Statements, Commitments and Contingencies-Legal Proceedings).

Income before income taxes increased by $15 million, or 3.8%, to $411 million or 20.3% of net revenues during the second quarter of 2026, as compared to $396 million or 21.1% of net revenues during the second quarter of 2025. The increase in income before income taxes at our behavioral health facilities during the second quarter of 2026, as compared to the comparable quarter of 2025, was attributable to: (i) the above-mentioned $35 million, or 9.0%, increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by; (ii) an other combined net aggregate decrease of $20 million consisting primarily of an unfavorable change in the pre-tax income/loss generated at Laurel Ridge Treatment Center.

During the three-month period ended June 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $65 million or 6.7%. The increase was due primarily to the above-mentioned $60 million, or 6.3%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $60 million, or 15.7%, during the second quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to the above-mentioned $30 million, or 9.2% increase related to our behavioral health facilities, on a Same Facility basis, as well as a $30 million increase in provider tax assessments.

Supplies expense remained relatively unchanged during the second quarter of 2026, as compared to the comparable quarter of 2025, amounting to approximately $58 million during each of the three month periods ended June 30, 2026 and 2025.

Six-month periods ended June 30, 2026 and 2025:

During the six-month period ended June 30, 2026, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $291 million, or 8.0%. The increase was primarily attributable to the above-mentioned $257 million, or 7.4%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, and a $43 million increase in provider tax assessments.

Income before income taxes increased by $42 million, or 5.7%, to $773 million or 19.8% of net revenues during the first six months of 2026, as compared to $731 million or 20.2% of net revenues during the comparable period of 2025. The increase in income before income taxes at our behavioral health facilities during the first six months of 2026, as compared to the comparable period of 2025, was attributable to: (i) the $63 million, or 8.7%, increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by; (ii) an other combined net aggregate decrease of $21 million consisting primarily of an unfavorable change in the pre-tax income/loss generated at Laurel Ridge Treatment Center.

During the six-month period ended June 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $143 million or 7.5%. The increase was due primarily to the above-mentioned $134 million, or 7.1%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $90 million, or 12.1%, during the first six months of 2026, as compared to the comparable period of 2025. The increase was due primarily to the above-mentioned $45 million, or 6.9%, increase related to our behavioral health facilities, on a Same Facility basis, as well as a $43 million increase in provider tax assessments.

Supplies expense increased by $4 million, or 3.4%, during the first six months of 2026, as compared to the comparable period of 2025.

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. Changes resulting from the outcome of the 2024 elections include work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. Legislation adopted on July 4, 2025, commonly known as the One Big Beautiful Bill Act (“OBBBA”), will have the effect of substantially decreasing federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of future policy changes on our operations.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the ACA that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose whether to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration withdrew certain previously issued section 1115 demonstrations aligned with these policies, but Georgia has imposed work and community engagement requirements under a Medicaid demonstration program that launched July 1, 2023. President Trump, who favored work and community engagement requirements in his first administration, sought and obtained legislation under the OBBBA that applies such requirements to a significant percentage of Medicaid program beneficiaries. We anticipate this change will lead to reductions in Medicaid coverage and likely increases in uncompensated care.

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

In August, 2026, CMS published its IPPS 2027 final payment rule which provides for a 3.2% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the ACA are considered (including a .09% productivity adjustment offset), without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 0.4%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2027 rule (covering the period of October 1, 2026 through September 30, 2027) will approximate 0.1%.

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

In July, 2026, CMS published its Psych PPS final rule for the federal fiscal year 2027. Under this proposed rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.3% compared to federal fiscal year 2026. This amount includes the effect of the 3.2% net market basket update which reflects the offset of a 0.9% productivity adjustment. When all of the final patient level adjustments described below as well as proposed wage index values are considered, we estimate that Psych PPS payments will increase by 2.0% in FFY 2027.

The 2027 Psych PPS final rule also implements the new standardized Inpatient Psychiatric Facility ("IPF") Patient Assessment Instrument, required by the CAA of 2023, which IPFs participating in the IPF Quality Reporting Program will be required to report for Rate Year 2028.

In July, 2026, CMS issued its OPPS proposed rule for 2027. The hospital market basket increase is 3.2% and the productivity adjustment reduction is 0.8% for a net market basket increase of 2.4%. Based upon the proposal, when other statutorily required adjustments (including a 3.0% reduction for the 340B remedy discussed below and a favorable 340B Drug Cost Survey budget neutrality adjustment of 8.44%) and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2027 will aggregate to a net increase of 8.2%.

Below are changes included in the 2027 OPPS proposed rule:

•
340B-Acquired Drugs Budget Neutrality Adjustment: This proposal is estimated to reduce Original Medicare drug payment by $4.55 billion dollars in the first year. Federal statute requires that this policy be implemented in a budget neutral manner, so this proposal would increase OPPS payments for non-drug services by an equivalent amount and is included in the above-mentioned OPPS increase percentage.
•
340B Remedy Recoupment: CMS is proposing to revise the annual offset percentage for non-drug items and services from 0.5% to 3% effective CY 2027, excluding hospitals that enrolled in Medicare after January 1, 2018.
•
Eliminating the Inpatient Only (IPO) List: CMS is continuing to phase out the IPO list over a 3-year period. For this second year of the phase-out, CMS is proposing to remove 638 services from the following clinical families: auditory, digestive, endocrine, female genital, hemic and lymphatic systems, integumentary, male genital, maternity care and delivery, mediastinum and diaphragm, respiratory, and urinary. The above-mentioned OPPS increase percentage does not reflect the potential impact of this proposal. The policy will have the effect of reducing the volume of certain inpatient services included in the proposal and migrating them to hospital outpatient settings or freestanding outpatient settings.

In November, 2025, CMS issued its OPPS final rule for 2026. The hospital market basket increase is 3.3% and the productivity adjustment reduction is 0.7% for a net market basket increase of 2.6%. When other statutorily required adjustments (including a 0.5% reduction for the 340B remedy discussed below) and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2026 will aggregate to a net increase of 2.0%

Below are changes included in the 2026 OPPS final rule:

•
340B Remedy Recoupment: CMS anticipates shortening the 340B Remedy recoupment transition from the previously established 16-year schedule beginning 2027; however the revised duration has not yet been determined. A 2023 CMS final rule had implemented a negative OPPS recoupment adjustment of 0.5 percent for approximately 16 years to offset $7.8 billion paid to hospitals for non-drug OPPS payments between 2018 and 2022 – following the US Supreme Court decision overturning the Trump Administration’s 340B reduction policy. CMS will maintain the annual offset of 0.5 percent in calendar year ("CY") 2026 with a plan to increase the reduction amount above the 0.5% in CY 2027 and with an unspecified reduction to remain in effect until the estimated payment reduction reaches $7.8 billion.
•
Eliminating the Inpatient Only (IPO) List: CMS will phase out the IPO list over a 3-year period, beginning with removing 285 mostly musculoskeletal procedures for CY 2026. Procedures removed from the IPO list would be exempted from certain medical review activities related to the two-midnight policy for CY 2026 and subsequent years until CMS determines the service or procedure is more commonly performed in the Medicare population in the outpatient setting. For CY 2026, we do not expect the impact to have a material impact on our results of operations. For calendar years 2027 and later, the estimated potential impact on our results of operations cannot be determined until future CMS rulemaking process related to changes in the IPO list occurs.

On November 2, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a final rule outlining the remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS published the final rule to remedy the payment rates the Court held were invalid aspects of their past policy and will affect nearly all hospitals paid under the OPPS. As part of the final remedy, CMS made an adjustment to the update factor to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS will make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS reduced future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2026 and continuing for an estimated 16 years. However, as discussed above and as noted in the 2027 OPPS proposed rule, CMS has proposed to increase the reduction to non-drug item and service payments from 0.5% to 3%.

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
•
Require additional insurers to comply with the 2008 Mental Health Parity and Addiction Equity Act.

While these rules would likely improve patient access to inpatient and outpatient mental health services, we are unable to estimate the related potential impact on our results of operations. In particular, the status of future implementation remains unclear due to the current administration’s announcement of an enforcement pause.

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

In April, 2025, CMS released the calendar year 2026 ("CY 2026") rate announcement for the MA that finalizes the payment policies for this program. Payments from the government to MA plans are expected to increase on average by 5.06% from 2025 to 2026 excluding the CMS estimate of Medicare Advantage risk score trend. This change represents an increase of 2.83% since the CY 2026 announcement, which is largely attributable to an increase in the effective growth rate.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Florida, Washington, D.C., Illinois, Pennsylvania, Kentucky, Mississippi, Virginia, Michigan, Massachusetts, Tennessee, Arizona, Ohio, and Washington. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

As noted elsewhere herein, the OBBBA has specific legislative language that will reduce Medicaid supplemental payments as well as limit Provider Taxes used by states to finance the non-federal share of Medicaid supplemental payments. The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2026 and 2025. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income, as included herein. The "Projected Full Year 2026" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs. Approximately 25% of the “Projected Full Year 2026” amount will not be materially impacted by the OBBBA legislation as the current payments are: (1) Medicare Fee For Service Upper Payment Limit (“UPL”) which is already based on a Medicare equivalent reimbursement level, or: (2) the current Medicare state directed payments level are at or below Medicare payment equivalent rates.

	(amounts in millions)
		Three Months Ended		Six Months Ended
	Projected	June 30,	June 30,	June 30,	June 30,
	Full Year 2026	2026	2025	2026	2025
Texas Supplemental Payment Programs:
Revenues	$384	$67	$49	$137	$96
Provider Taxes	(161)	(28)	(19)	(56)	(38)
Net benefit	$223	$39	$30	$81	$58

Nevada SDP:
Revenues	$459	$106	$88	$252	$175
Provider Taxes	(162)	(37)	(31)	(87)	(62)
Net benefit	$297	$69	$57	$165	$113

Various Other State Programs:
Revenues	$1,363	$441	$315	$746	$522
Provider Taxes	(402)	(118)	(84)	(204)	(151)
Net benefit	$961	$323	$231	$542	$371

Subtotal-Provider Tax Programs:
Revenues	$2,206	$614	$452	$1,135	$793
Provider Taxes	(725)	(183)	(134)	(347)	(251)
Aggregate net benefit from Provider Tax Programs	$1,481	$431	$318	$788	$542

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$39	$11	$12	$23	$24
Provider Taxes	0	0	0	0	0
Net benefit	$39	$11	$12	$23	$24

Total Supplemental Medicaid Programs:
Revenues	$2,245	$625	$464	$1,158	$817
Provider Taxes	(725)	(183)	(134)	(347)	(251)
Aggregate net benefit from all Supplemental Programs	$1,520	$442	$330	$811	$566

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

In connection with the Quality Incentive Fund (“QIF”), certain of our acute care hospitals located in Texas may earn incentive payments pursuant to contractual arrangements with Medicaid managed care plans. No QIF revenues were recorded during the three and six-month periods ended June 30, 2026 and 2025. These amounts were earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

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

In connection with this program, included in our results of operations was approximately $5 million and $6 million during the three-month periods ended June 30, 2026 and 2025, respectively and, approximately $9 million and $12 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We expect our net reimbursements pursuant to HARP to approximate $19 million during the year ended December 31, 2026.

ATLIS

In March 2026, the HHSC initiated plans to restart the Aligning Technology by Linking Interoperable Systems ("ATLIS") program for program year 2 covering FFY 2026. Although our acute care hospitals in Texas participated in the ATLIS program during year 1, the impact was not material to our results of operations. For year 2, the ATLIS pool will be comparable in size to the year 1 pool amounting to approximately $930 million. The year 2 program was restructured to allow for a broader distribution of funds among ATLIS participating hospitals and expanded the program to include freestanding psychiatric hospitals. We estimate that our aggregate net reimbursements pursuant to the ATLIS program (net of related provider taxes) will approximate $24 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $68 million and $57 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $164 million and $113 million during the six-month periods ended June 30, 2026 and 2025, respectively. Approximately $30 million of the amount recorded during the first six months of 2026 relates to the period of January 1, 2025 to December 31, 2025 (recorded during the first quarter of 2026).

We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $297 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was $25 million and $21 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $49 million and $43 million during the six-month periods ended June 30, 2026 and 2025, respectively. We estimate that our net reimbursements pursuant to HRIP will approximate $104 million during the year ended December 31, 2026.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through December 31, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2025	Approved through December 31, 2023 and paid in advance through December 31, 2024
Managed Care-Directed Payment	Approved through December 31, 2025	Approved through December 31, 2023 and paid in advance through June 30, 2024

In connection with this program, included in our results of operations was $17 million and $16 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $34 million and $32 million during the six-month periods ended June 30, 2026 and 2025, respectively. In June 2026, CMS approved the preprint for the program period January 1, 2025 to December 31, 2025.

We estimate that our net reimbursements pursuant to this program will approximate $68 million during the year ended December 31, 2026.

Mississippi Hospital Access Program

Beginning July 1, 2023, Mississippi implemented a two part Medicaid payment program that is funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the program, known as the Mississippi Hospital Access Program (“MHAP”), provides direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals are reimbursed near the average commercial rate, which is the UPL for Medicaid managed care reimbursements. The second part of the program supplements traditional Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In June 2024, CMS approved the MHAP program component for the period July 1, 2024 to June 30, 2025. The UPL component was approved in April, 2024. In September 2025, CMS approved the MHAP program component for the period July 1, 2025 to June 30, 2026. The UPL component was approved in April 2024.

In connection with this program, included in our results of operations was approximately $24 million and $19 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $36 million and $29 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $62 million during the year ended December 31, 2026.

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

Pursuant to this recently approved program, the annual aggregate net benefit applicable to our facilities increased by approximately $100 million (applicable to the period of October 1, 2024 through September 30, 2025), which was recorded during the second quarter of 2026.

Excluding the $100 million increase as discussed above, we estimate that our reimbursements pursuant to this DPP will approximate $53 million during the year ended December 31, 2026 (applicable to the period of October 1, 2025 to September 30, 2026). However, the DPP program preprint for the period October 1, 2025 to September 30, 2026 is pending the state Medicaid agency's submission for CMS approval. The state agency submitted provider tax waivers from the federal provider tax broad based requirement. We are uncertain as to whether or not CMS will approve the DPP program preprint for the period October 1, 2025 to September 30, 2026, or the ultimate amount and timing of such approval.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $9 million and $8 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $17 million and $18 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $36 million during the year ended December 31, 2026. Approval of these programs for the period of January 1, 2026 to December 31, 2026 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $12 million and $8 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $22 million and $16 million during the six-month periods ended June 30, 2026 and 2025, respectively. In May 2026, CMS approved the preprint for the program period January 1, 2026 to December 31, 2026.

We estimate that our net reimbursements pursuant to this program will approximate $39 million during the year ended December 31, 2026.

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

In May, 2022, Oklahoma enacted legislation that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of 90% of average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program for the 15-month period effective as of April 1, 2024 through June 30, 2025. CMS granted approval of the DPP program for the period July 1, 2025 to June 30, 2026 on July 31, 2026.

In connection with this program, included in our results of operations was approximately $7 million and $5 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $14 million and $12 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $26 million during the year ended December 31, 2026.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. In December 2025, CMS approved the period July 1, 2025 to June 30, 2026. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $7 million and $9 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $13 million and $18 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2026.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $15 million and $15 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $26 million and $22 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2026. The Michigan DPP for the period of October 1, 2025 to September 30, 2026 was approved by CMS.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. Subject to CMS approval, the IDHW plans to continue this UPL program through SFY 2026 (July 1, 2025 to June 30, 2026). Due to the transition to Medicaid managed care on July 1, 2024 and the end of the two year run out, the UPL program sunset on June 30, 2026. For SFY 2026, the IDHW will not replace the UPL program with a Medicaid managed care state directed payment program.

In connection with this program, included in our results of operations was approximately $4 million and $11 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $8 million and $16 million during the six-month periods ended June 30, 2026 and 2025, respectively.

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

In connection with this program, included in our results of operations was approximately $11 million and $14 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $21 million and $26 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this expanded program will approximate $41 million during the year ended December 31, 2026. The program for the period of January 1, 2025 to December 31, 2025 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2026 to December 31, 2026 was approved by CMS.

In connection with this program, included in our results of operations was approximately $6 million and $10 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $16 million and $15 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $27 million during the year ended December 31, 2026.

Tennessee Directed Payment Program (“DPP”)

Tennessee SB1740, enacted in May, 2024, imposes an annual coverage assessment on covered hospitals for fiscal year 2024-2025. The total assessment on all covered hospitals in the aggregate will be equal to 6% of the federally recognized annual coverage assessment base. The assessment proceeds will be used to fund an increase to the state’s DPP payment pool to be based on average commercial rates. CMS has approved the program for the period of January 1, 2026 to December 31, 2026.

In connection with this program, included in our results of operations was approximately $17 million and $58 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $34 million and $58 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $61 million during the year ended December 31, 2026.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2025, CMS approved the SDP program for the period October 1, 2024 to September 30, 2025. This SDP program provides for an add-on to in-network Medicaid managed care paid claims.

In connection with this program, included in our results of operations was approximately $27 million during the three-month period ended June 30, 2026 and, approximately $53 million during the six-month period ended June 30, 2026. During both the three-month and six-month periods ended June 30, 2025, no revenue was recorded for this SDP program.

We estimate that our net reimbursements pursuant to this program will approximate $107 million during the year ended December 31, 2026.

Ohio Medicaid Managed Care DPP

The Ohio DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million and $6 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $34 million and $10 million during the six-month periods ended June 30, 2026 and 2025, respectively. On June 12, 2026, CMS approved the program period January 1, 2026 to December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $5 million and $8 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $14 million and $15 million during the six-month periods ended June 30, 2026 and 2025, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $21 million during the year ended December 31, 2026.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2028 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019 (as amended by the CARES Act, the CAA and most recently, the Consolidated Appropriations Act, 2026), beginning in fiscal year 2028, annual Medicaid DSH payments could be reduced by $8 billion from current DSH payment levels. However, states have discretion in the allocation of their respective federal DSH allotment and we do not believe the state's allocation will result in a material decrease to DSH payment levels to our hospitals located in Texas. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $35 million as of June 30, 2026 and $33 million as of December 31, 2025, respectively.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 and 2026 fiscal years, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $5 million and $4 million during the three-month periods ended June 30, 2026 and 2025, respectively, and approximately $9 million during both the six-month periods ended June 30, 2026 and 2025.

We estimate that our net reimbursements pursuant to this program will approximate $18 million during the year ended December 31, 2026

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
•
In December 2025, CMS announced that all 50 states will receive awards under the Rural Health Transformation Program. In 2026, states will receive first-year awards from CMS averaging $200 million within a range of $147 million to $281 million. The state of Texas received the highest award amount.
•
We have applied for grants under this program totaling $33 million to date. The actual amounts to be awarded by each state is largely unknown. The grant funds received by our eligible hospitals would be used for various purposes required under each respective grant terms. Uses for these funds would include, but are not limited to, capital equipment purchases and implementation of electronic medical records at our freestanding psychiatric hospitals.

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

Based upon our current 2026 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.520 billion, as reflected on the table above under the caption "Summary of Various State Medicaid Supplemental Payment Table Programs", we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $500 million by 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution ("IDR") process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the IDR process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. On June 4, 2026, HHS, the Department of Labor, the Department of the Treasury, and OPM issued a final rule intended to improve the functioning of the federal IDR process. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. We cannot predict the impact of the final rule on our operations at this time.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $40 million and $35 million for the three-months ended June 30, 2026 and 2025, respectively, and $77 million and $75 million during the six-month periods ended June 30, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revolving credit facility (a.)	$3,371	$2,692	$9,273	$4,486
Tranche A term loan, 2029 (a.)	17,211	16,996	31,847	34,188
$800 million, 2.65% Senior Notes due 2030	5,357	5,357	10,713	10,713
$700 million, 1.65% Senior Notes due 2026	2,931	2,931	5,863	5,863
$500 million, 2.65% Senior Notes due 2032	3,345	3,345	6,690	6,690
$500 million, 4.625% Senior Notes due 2029	5,791	5,791	11,583	11,583
$500 million, 5.050% Senior Notes due 2034	6,352	6,352	12,704	12,704
Subtotal-revolving credit, term loan A and Senior Notes	44,358	43,464	88,673	86,227
Amortization of financing fees	1,362	1,252	2,613	2,504
Other combined interest expense	2,296	(837)	4,257	2,194
Capitalized interest on major projects	(8,002)	(8,166)	(18,305)	(14,749)
Interest income	(102)	(349)	(193)	(756)
Interest expense, net	$39,912	$35,364	$77,045	$75,420
(a.)
Interest on outstanding borrowings pursuant to our Credit Agreement, as discussed herein.

Interest expense increased by $5 million, or 13%, during the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. The increase was due to: (i) a $1 million net increase in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.79% during the second quarter of 2026 as compared to 3.95% during the comparable quarter of 2025), partially offset by an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.61 billion during the second quarter of 2026 as compared to $4.34 billion during the second quarter of 2025), and; (ii) a net $4 million increase in other combined interest expense.

Interest expense increased by $2 million, or 2%, during the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The increase included a net $2 million increase in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.82% during the first six months of 2026 as compared to 3.96% during the comparable period of 2025), partially offset by an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.60 billion during the first six months of 2026 as compared to $4.31 billion during the first six months of 2025).

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A and senior notes, were approximately $4.61 billion and 3.9%, respectively, during the second quarter of 2026, and $4.34 billion and 4.1%, respectively, during the second quarter of 2025. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.60 billion and 4.0%, respectively, during the first six months of 2026, and $4.31 billion and 4.1%, respectively, during the first six months of 2025.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Provision for income taxes	$114,536	$110,773	$224,974	$209,573
Income before income taxes	479,126	473,385	948,242	893,813
Effective tax rate	23.9%	23.4%	23.7%	23.4%

The provision for income taxes increased $4 million during the second quarter of 2026, as compared to the comparable quarter of 2025, due primarily to an increase in the provision for income taxes resulting from the $9 million increase in income before income taxes ($6 million increase in income before income taxes and a $3 million decrease in income attributable to noncontrolling interests).

The provision for income taxes increased $15 million during the first six months of 2026, as compared to the comparable period of 2025, due primarily to an increase in the provision for income taxes resulting from the $53 million increase in income before income taxes ($54 million increase in income before income taxes less a $2 million increase in income to noncontrolling interests).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $845 million during the six-month period ended June 30, 2026 and $909 million during the first six months of 2025. The net decrease of $64 million was attributable to the following:

•
an unfavorable change of $207 million in other working capital accounts due primarily to the timing of accounts payable disbursements;
•
a favorable change of $86 million in accrued and deferred income taxes;
•
a favorable change of $53 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales of assets and businesses;
•
a favorable change of $47 million in accrued insurance expense, net of payments made in settlement of self-insured claims;
•
an unfavorable change of $45 million in accounts receivable, and;
•
$2 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 56 days and 50 days at June 30, 2026 and 2025, respectively.

Net cash used in investing activities

During the first six months of 2026, we used $432 million of net cash in investing activities as follows:

•
$445 million spent on capital expenditures including costs related to a newly constructed acute care hospital located in Florida that was completed and opened during the second quarter of 2026 as well as capital expenditures for equipment, renovations and new projects at existing facilities;
•
$16 million received from the sales of assets and businesses;
•
$12 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$10 million paid in connection with the purchase and development of an enterprise resource planning application, and;
•
$5 million spent on the acquisition of businesses and property.

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

Net cash used in financing activities

During the first six months of 2026, we used $411 million of net cash in financing activities as follows:

•
spent $485 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($448 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($37 million);
•
generated $300 million of additional borrowings pursuant to our term loan A which was increased to $1.46 billion in April, 2026 (from $1.16 billion previously), as discussed in Note 4 to the Condensed Consolidated Financial Statements, Treasury-Credit Facilities and Outstanding Debt Securities;
•
spent $202 million on net repayments of debt as follows: (i) $183 million related to our revolving credit facility; (ii) $15 million related to our term loan A, and; (iii) $3 million related to other debt facilities;
•
spent $25 million to pay quarterly cash dividends of $.20 per share;
•
spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•
generated $9 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•
received $4 million from the sale of ownership interests to minority members.

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
•
spent $19 million on net repayments of debt as follows: (i) $15 million related to our term loan A, and; (ii) $4 million related to other debt facilities;
•
spent $10 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•
received $11 million from the sale of ownership interests to minority members, and;
•
generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected capital expenditures during remainder of 2026

During the full year of 2026, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first six months of 2026 we spent approximately $445 million on capital expenditures and expect to spend approximately $505 million to $655 million during the remainder of 2026.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. The transaction was approved by Talkspace's stockholders during the second quarter of 2026. The transaction is expected to close during the third quarter of 2026 and is subject to satisfaction of regulatory approvals and other customary closing conditions. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 – Treasury - Credit Facilities and Outstanding Debt Securities.

In July 2026, we acquired 39 residential and community homes and 2 facilities that provide day services located in Ireland for a net purchase price of approximately $188 million.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In April, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows: (i) increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion (from $1.3 billion previously); (ii) increased the existing term loan A by $300 million to $1.455 billion ($1.448 billion outstanding as of June 30, 2026) from $1.155 billion previously, and; (iii) initiated a new $400 million delayed draw term loan A which is expected to be drawn upon the closing of our acquisition of Talkspace, Inc. (expected to be consummated during the third quarter of 2026). The maturity date for our Credit Agreement is September 26, 2029.

In July, 2026, we entered into the Twelfth Amendment and Increased Facility Activation Notice (the "Twelfth Amendment") to our Credit Agreement which added a new $700 million delayed draw short term loan which, if we elect to utilize, would be funded on or prior to September 30, 2026, with a maturity date 364 days after the initial funding. Potential future borrowings pursuant to this facility would be used for general corporate purposes, including, should we elect, repayment at maturity of our $700 million principal amount of 1.650% Senior Secured Notes due on September 1, 2026.

As of June 30, 2026, we had $1.272 billion of available borrowing capacity pursuant to the terms of our $1.5 billion revolving credit facility (net of $225 million of outstanding borrowings and $3 million of letters of credit) and $400 million of borrowing capacity pursuant to the terms of the delayed draw term loan A facility (expected to be drawn upon closing of our acquisition of Talkspace, Inc.).

After giving effect to the terms of the Eleventh Amendment, the term loan A, which had an outstanding balance of $1.448 billion as June 30, 2026, provides for aggregate installment payments of $9.4 million on September 30, 2026, $16.9 million per quarter commencing on December 31, 2026 through June 30, 2028, and $18.8 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $1.245 billion) is payable on September 26, 2029 (maturity date of the Credit Agreement). Once drawn, the principal balance on the $400 million delayed draw term loan A facility (as provided for by the Eleventh Amendment) will be payable on the September 26, 2029 maturity date of the Credit Agreement.

Revolving credit and existing term loan A borrowings under the Credit Agreement, after giving effect to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.0%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2026, the applicable margins were 0.25% for ABR-based loans and 1.25% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material wholly-owned subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at June 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $68 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At June 30, 2026, the carrying value and fair value of our debt were approximately $4.9 billion and $4.7 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 39% and 40% as of June 30, 2026 and December 31, 2025, respectively.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $1.5 billion revolving credit facility, which had $1.272 billion of available borrowing capacity as of June 30, 2026; (ii) borrowings under our $400 million delayed draw term loan A facility (as provided for by the Eleventh Amendment) which is expected to be drawn upon the closing of our acquisition of Talkspace, Inc. (expected to be consummated during the third quarter of 2026); (iii) through refinancing the existing Credit Agreement (including the $700 million of potential additional borrowing capacity provided for by the Twelfth Amendment in July, 2026); (iv) the issuance of other short-term and/or long-term debt, and/or; (v) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of June 30, 2026, we had combined aggregate principal of $3.0 billion from All the Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$3,026,905	$2,746,857
Noncurrent assets (1)	9,571,419	9,453,432
Current liabilities	2,878,755	2,837,781
Noncurrent liabilities	4,934,149	4,828,865
Due to non-guarantors	1,235,382	1,235,522
(1) Includes goodwill of $3.262 billion as of June 30, 2026 and December 31, 2025.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Six Months Ended	Twelve Months Ended
(in thousands)	June 30, 2026	December 31, 2025
Net revenues	$7,214,213	$13,798,773
Operating charges	6,283,337	12,012,189
Interest expense, net	76,350	206,845
Other (income) expense, net	(5,850)	(134,903)
Net income	$632,740	$1,302,496

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2026 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2026 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $182 million consisting of: (i) $163 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

As of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the following updates, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission.

The success of our acquisition of Talkspace, Inc. is subject to numerous risks and uncertainties.

On March 9, 2026, we announced that we entered into a definitive agreement to acquire Talkspace, Inc. ("Talkspace") for $5.25 per share, or approximately $835 million in the aggregate. The transaction was approved by Talkspace's stockholders during the second quarter of 2026. The transaction is expected to close during the third quarter of 2026 and is subject to satisfaction of regulatory approvals and other customary closing conditions. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We intend to finance the acquisition of Talkspace with additional borrowings pursuant to our Credit Agreement, as amended in April, 2026, as discussed in Note 4 to Condensed Consolidated Financial Statements – Treasury - Credit Facilities and Outstanding Debt Securities.

The acquisition is subject to numerous risks and uncertainties including the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or the failure to satisfy the closing conditions; the possibility that the consummation of the proposed acquisition is delayed or does not occur; uncertainty as to whether the parties will be able to complete the merger on the terms set forth in the merger agreement; uncertainty regarding the timing of the receipt of required regulatory approvals for the merger and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the merger as a condition to obtaining the outcome of any legal proceedings that may be instituted against the parties or others following announcement of the transactions contemplated by the merger agreement; challenges, disruptions and costs of closing, integrating the business and achieving anticipated synergies, or that such synergies will take longer to realize than expected; failure to retain key employees of Talkspace during the period prior to closing or thereafter; failure to retain a significant portion of Talkspace’s providers or relationships with payors, risks that the merger and other transactions contemplated by the merger agreement disrupt current plans and operations that may harm the parties’ businesses or divert management’s attention from the parties’ ongoing business operations; and the amount of any costs, fees, expenses, impairments and charges related to the merger including costs and use of capital related to financing the merger.

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

In connection with the operations at our George Washington University Hospital and Cedar Hill Regional Medical Center located in Washington, D. C. (the “District Hospitals”), in late May 2026, we finalized negotiations and executed agreements with The George Washington University (the “University”) and the faculty medical group, The Medical Faculty Associates, Inc. (“MFA”), to change the arrangement among the parties. On August 1, 2026, Foggy Bottom Physicians Group d/b/a/ Capital Medical Group (“CMG”) began operations as a physician led non-profit entity employing all transitioning former MFA physicians, advanced practice providers and staff. A wholly-owned subsidiary of ours is the entity's sole member. The District of Columbia’s Office of the Attorney General

(“OAG”) is reviewing the transaction under their assertion of authority pursuant to the Healthcare Equity Conversion Act. Although we dispute the OAG’s jurisdiction over this matter, we are cooperating with the OAG as they conduct their review which is expected to be completed by the end of the third quarter of 2026. Once the OAG’s review has been completed, the OAG may approve the transaction as currently structured, reject the transaction, or approve the transaction subject to certain conditions.

Although the OAG's review is ongoing, we have assumed management and financial responsibility for the operations of CMG effective as of August 1, 2026. If the transaction is not approved, or approved subject to conditions that are not acceptable to us, the transaction may have to be unwound. In addition, since not all of the physicians affiliated with the MFA joined CMG, there is a risk that some physicians who have traditionally treated their patients at the District Hospitals may choose to not treat their patients at the District Hospitals.

If as a result of the OAG's review the transaction is ultimately unwound, or significantly changed from its current form, and/or the anticipated benefits of the transition are not realized, the operations and financial performance of the District Hospitals could be materially adversely impacted which could potentially result in a material adverse effect on our consolidated results of operations.

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

As reflected below, during the three-month period ended June 30, 2026, we have repurchased approximately 1,890,298 shares at an aggregate cost of approximately $320.3 million (average price of approximately $169.43 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended June 30, 2026, 2,800 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2026 through June 30, 2026, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs		Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
April, 2026	$-	251,728	—	$0.01	250,000		$168.14	$42,036	—	$1,255,783
May, 2026	$-	1,641,022	—	$0.01	1,640,298		$169.62	$278,233	—	$977,550
June, 2026	$-	348	—	$0.01	—				—	$977,550
Total April through June, 2026	$-	1,893,098	—	$0.01	1,890,298	—	169.43	$320,269

Dividends

During the quarter ended June 30, 2026, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

10.2

Twelfth Amendment and Increased Facility Activation Notice dated as of July 20, 2026, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of September 21, 2012, August 7, 2014, October 23, 2018, August 21, 2021, September 10, 2021, June 23, 2022, September 26, 2024 and April 22, 2026, among the Company, JP Morgan Chase Bank, N.A., as administrative agent and other financial institutions or entities from time to time parties thereto, including the amendment and restatement thereof, effective as of July 20, 2026, attached as Exhibit A thereto and referred to herein as the Senior Secured Credit Facility, previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 21, 2026, is incorporated herein by reference.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 7, 2026	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)