Form 10-Q
period 2026-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2026-11-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2026:

Class A	6,574,600
Class B	50,403,612
Class C	661,688
Class D	12,217

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2026. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenues	$4,733,352	$4,495,245	$13,866,546	$12,878,781
Operating charges:
Salaries, wages and benefits	2,210,461	2,071,898	6,438,999	6,037,953
Other operating expenses	1,425,781	1,294,721	4,061,667	3,563,039
Supplies expense	426,500	414,583	1,276,300	1,236,249
Depreciation and amortization	174,845	155,060	497,609	455,409
Lease and rental expense	41,316	37,295	117,987	109,348
	4,278,903	3,973,557	12,392,562	11,401,998
Income from operations	$454,449	521,688	1,473,984	1,476,783
Interest expense, net	56,277	38,431	133,322	113,851
Other (income) expense, net	(15,738)	(13,629)	(21,490)	(27,767)
Income before income taxes	$413,910	496,886	1,362,152	1,390,699
Provision for income taxes	100,577	117,781	325,551	327,354
Net income	313,333	379,105	1,036,601	1,063,345
Less: Net income (loss) attributable to noncontrolling interests	4,649	6,148	20,788	20,490
Net income attributable to UHS	$308,684	$372,957	$1,015,813	$1,042,855

Basic earnings per share attributable to UHS	$5.25	$5.92	$16.98	$16.27
Diluted earnings per share attributable to UHS	$5.22	$5.86	$16.86	$16.07

Weighted average number of common shares - basic	58,795	62,974	59,841	64,100
Add: Other share equivalents	350	689	400	797
Weighted average number of common shares and equivalents - diluted	59,145	63,663	60,241	64,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$313,333	$379,105	$1,036,601	$1,063,345
Other comprehensive income (loss):
Foreign currency translation adjustment	4,610	(9,020)	(4,788)	41,128
Other comprehensive income (loss) before tax	4,610	(9,020)	(4,788)	41,128
Income tax expense (benefit) related to items of other comprehensive income (loss)	817	446	938	46
Total other comprehensive (loss) income, net of tax	3,793	(9,466)	(5,726)	41,082
Comprehensive income	317,126	369,639	1,030,875	1,104,427
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,649	6,148	20,788	20,490
Comprehensive income attributable to UHS	$312,477	$363,491	$1,010,087	$1,083,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$168,749	$137,797
Accounts receivable, net	2,813,703	2,602,434
Supplies	235,557	232,110
Other current assets	462,155	435,574
Total current assets	3,680,164	3,407,915

Property and equipment	14,051,199	13,489,811
Less: accumulated depreciation	(6,833,095)	(6,481,714)
	7,218,104	7,008,097
Other assets:
Goodwill	4,736,949	3,990,213
Deferred income taxes	95,986	70,517
Right of use assets-operating leases	421,597	374,239
Deferred charges	9,220	9,272
Other	1,023,746	667,340
Total Assets	$17,185,766	$15,527,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$79,813	$748,158
Accounts payable and other liabilities	2,521,448	2,416,276
Operating lease liabilities	79,824	73,237
Federal and state taxes	6,271	1,930
Total current liabilities	2,687,356	3,239,601

Other noncurrent liabilities	736,430	527,827
Operating lease liabilities noncurrent	389,154	340,715
Deferred income taxes	3,232	5,649
Long-term debt	5,627,528	4,004,393

Redeemable noncontrolling interests	74,213	70,620

Equity:
UHS common stockholders’ equity	7,596,849	7,275,792
Noncontrolling interest	71,004	62,996
Total equity	7,667,853	7,338,788
Total Liabilities and Stockholders’ Equity	$17,185,766	$15,527,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2026

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2026	$73,603	$66	$517	$7	$0	$(789,821)	$8,264,779	$38,264	$7,513,812	$67,823	$7,581,635
Common Stock
Issued/(converted)	—	—	—	—	—	—	4,351	—	4,351	—	4,351
Repurchased, including excise tax	—	—	(13)	—	—	—	(247,615)	—	(247,628)	—	(247,628)
Restricted share-based compensation expense	—	—	—	—	—	—	22,123	—	22,123	—	22,123
Dividends paid and accrued	—	—	—	—	—	(12,043)	—	—	(12,043)	—	(12,043)
Stock option expense	—	—	—	—	—	—	3,757	—	3,757	—	3,757
Distributions to noncontrolling interests	(1,024)	—	—	—	—	—	—	—	—	(420)	(420)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	586	586
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	1,634	—	—	—	—	—	308,684	—	308,684	3,015	311,699
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3,793	3,793	—	3,793
Subtotal - comprehensive income (loss)	1,634	—	—	—	—	—	308,684	3,793	312,477	3,015	315,492
Balance, September 30, 2026	$74,213	$66	$504	$7	$0	$(801,864)	$8,356,079	$42,057	$7,596,849	$71,004	$7,667,853

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2026	$70,620	$66	$538	$7	$0	$(765,357)	$7,992,755	$47,783	$7,275,792	$62,996	$7,338,788
Common Stock
Issued/(converted)	—	—	7	—	—	—	13,158	—	13,165	—	13,165
Repurchased, including excise tax	—	—	(41)	—	—	—	(736,022)	—	(736,063)	—	(736,063)
Restricted share-based compensation expense	—	—	—	—	—	—	58,084	—	58,084	—	58,084
Dividends paid and accrued	—	—	—	—	—	(36,507)	—	—	(36,507)	—	(36,507)
Stock option expense	—	—	—	—	—	—	12,291	—	12,291	—	12,291
Distributions to noncontrolling interests	(3,953)	—	—	—	—	—	—	—	—	(9,380)	(9,380)
Purchase (sale) of ownership interests by (from) minority members	2,812	—	—	—	—	—	—	—	—	1,334	1,334
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	4,734	—	—	—	—	—	1,015,813	—	1,015,813	16,054	1,031,867
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(5,726)	(5,726)	—	(5,726)
Subtotal - comprehensive income (loss)	4,734	—	—	—	—	—	1,015,813	(5,726)	1,010,087	16,054	1,026,141
Balance, September 30, 2026	$74,213	$66	$504	$7	$0	$(801,864)	$8,356,079	$42,057	$7,596,849	$71,004	$7,667,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2025

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2025	$59,569	$66	$564	$7	$0	$(740,083)	$7,711,745	$57,749	$7,030,048	$55,465	$7,085,513
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,982	—	3,983	—	3,983
Repurchased, including excise tax	—	—	(14)	—	—	—	(239,659)	—	(239,673)	—	(239,673)
Restricted share-based compensation expense	—	—	—	—	—	—	16,410	—	16,410	—	16,410
Dividends paid and accrued	—	—	—	—	—	(12,689)	—	—	(12,689)	—	(12,689)
Stock option expense	—	—	—	—	—	—	8,123	—	8,123	—	8,123
Reclass of noncontrolling interests to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Change in redemption amount of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(789)	(789)
Purchase (sale) of ownership interests by (from) minority members	4,403	—	—	—	—	—	—	—	—	2,989	2,989
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	3,010	—	—	—	—	—	372,957	—	372,957	3,139	376,096
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(9,466)	(9,466)	—	(9,466)
Subtotal - comprehensive income	3,010	—	—	—	—	—	372,957	(9,466)	363,491	3,139	366,630
Balance, September 30, 2025	$66,982	$66	$551	$7	$0	$(752,772)	$7,873,558	$48,283	$7,169,693	$60,804	$7,230,497

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2025	$13,293	$66	$577	$7	$0	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523
Common Stock
Issued/(converted)	—	—	9	—	—	—	12,289	—	12,298	—	12,298
Repurchased, including excise tax	—	—	(35)	—	—	—	(620,728)	—	(620,763)	—	(620,763)
Restricted share-based compensation expense	—	—	—	—	—	—	43,722	—	43,722	—	43,722
Dividends paid and accrued	—	—	—	—	—	(39,067)	—	—	(39,067)	—	(39,067)
Stock option expense	—	—	—	—	—	—	25,671	—	25,671	—	25,671
Reclass of noncontrolling interests to redeemable noncontrolling interests	38,523	—	—	—	—	—	—	—	—	(38,523)	(38,523)
Change in redemption amount of redeemable noncontrolling interest	2,312	—	—	—	—	—	(2,312)	—	(2,312)	—	(2,312)
Distributions to noncontrolling interests	(2,395)	—	—	—	—	—	—	—	—	(8,016)	(8,016)
Purchase (sale) of ownership interests by (from) minority members	8,635	—	—	—	—	—	—	—	—	10,150	10,150
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	6,614	—	—	—	—	—	1,042,855	—	1,042,855	13,877	1,056,732
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	41,082	41,082	—	41,082
Subtotal - comprehensive income	6,614	—	—	—	—	—	1,042,855	41,082	1,083,937	13,877	1,097,814
Balance, September 30, 2025	$66,982	$66	$551	$7	$0	$(752,772)	$7,873,558	$48,283	$7,169,693	$60,804	$7,230,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,036,601	$1,063,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	497,609	455,409
Stock-based compensation expense	71,777	70,586
(Gain) loss on sales of assets and businesses	(6,315)	2,833
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(116,437)	(294,210)
Accrued interest	18,841	7,052
Accrued and deferred income taxes	37,744	(39,287)
Other working capital accounts	(158,676)	20,415
Other assets and deferred charges	(11,309)	(29,629)
Other, net	7,792	19,114
Accrued insurance expense, net of commercial premiums paid	256,664	177,054
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(152,804)	(162,978)
Net cash provided by operating activities	$1,481,487	$1,289,704

Cash Flows from Investing Activities:
Property and equipment additions	(659,732)	(733,932)
Proceeds received from sales of assets and businesses	17,884	2,980
Acquisition of businesses and property	(1,002,852)	(47,772)
Inflows (outflows) from foreign exchange hedge contracts	16,217	(49,351)
Costs incurred for purchase and development of enterprise resource planning application	(15,535)	(18,676)
Decrease in capital reserves of commercial insurance subsidiary	85	100
Net cash used in investing activities	(1,643,933)	(846,651)

Cash Flows from Financing Activities:
Repayments of long-term debt	(828,487)	(27,791)
Additional borrowings	1,800,040	208,986
Financing costs	(15,261)	(382)
Repurchase of common shares	(729,863)	(615,941)
Dividends paid	(36,552)	(38,902)
Issuance of common stock	12,936	12,119
Profit distributions to noncontrolling interests	(13,333)	(10,409)
Purchase of ownership interests by minority members, net	4,865	18,728
Net cash provided by (used in) financing activities	194,345	(453,592)

Effect of exchange rate changes on cash and cash equivalents	(639)	2,390

Increase (decrease) in cash, cash equivalents and restricted cash	$31,260	(8,149)
Cash, cash equivalents and restricted cash, beginning of period	271,322	224,752
Cash, cash equivalents and restricted cash, end of period	$302,582	$216,603

Supplemental Disclosures of Cash Flow Information:
Interest paid	$110,379	$103,050
Income taxes paid, net of refunds	$290,239	$355,968
Noncash purchases of property and equipment	$78,068	$146,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2026. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust, Other Related Party Transactions and Other Investments

Relationship with Universal Health Realty Income Trust:

At September 30, 2026, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2026 at the same rate in place for 2025, 2024 and 2023, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $1.5 million and $1.4 million during the three-month periods ended September, 2026 and 2025, respectively, and approximately $4.3 million and $4.2 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $338,000 and $260,000 during the three-month periods ended September 30, 2026 and 2025, respectively, and $922,000 and $828,000 during the nine-month periods ended September 30, 2026 and 2025, respectively, and is included in other income (expense), net, on the accompanying condensed consolidated statements of income for each period. We received dividends from the Trust amounting to $591,000 and $583,000 during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $1.8 million and $1.7 million during the nine-month periods ended September 30, 2026 and 2025, respectively. The carrying value of our investment in the Trust was $3.6 million and $4.4 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $29.4 million at September 30, 2026 and $30.9 million at December 31, 2025, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets at September 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $67 million and $70 million, respectively, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5.7 million and $5.4 million during the three-month periods ended September 30, 2026 and 2025, respectively and approximately $16.9 million and $16.2 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

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

The table below provides certain details for each of the hospitals leased from the Trust as of September 30, 2026:

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

(a)
We have one 5-year renewal option at existing lease rates (through 2031). We have provided notice to the Trust of our intent to exercise our renewal option in connection with this lease, at existing lease rates for a 5-year term of January 1, 2027 through December 31, 2031. The 5-year renewal is expected to be finalized during the fourth quarter of 2026.
(b)
We have one 5-year renewal option at fair market value lease rates (through 2031). On each January 1st through 2026, the annual rent has increased by 2.5% on a cumulative and compounded basis. We have provided notice to the Trust of our intent to exercise our renewal option in connection with this lease, at fair market value lease rates for a 5-year term of January 1, 2027 through December 31, 2031. The related appraisals establishing the fair market value lease rates are being finalized and the 5-year renewal is expected to be completed during the fourth quarter of 2026.
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

In October, 2025, a ground lease and a master flex lease were executed between a wholly-owned subsidiary of ours and the Trust. On this land, the Trust intends to develop, construct and own the real property of the Miller Medical Plaza, a MOB located in Palm Beach Gardens, Florida. This multi-tenant MOB, consisting of 80,000 rentable square feet, is scheduled to be completed in December, 2026. The MOB is located on the campus of the Alan B. Miller Medical Center, a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, which was completed and opened during the second quarter of 2026. The 10-year master flex lease agreement, which is subject to reduction based on the execution of third-party leases with the Trust, was executed for approximately 75% of the rentable square feet of the MOB. The Trust has engaged a wholly-owned subsidiary of UHS to act as project manager, and construction of the MOB commenced in February, 2026.

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

Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was a member of the Board of Directors of Premier, Inc. (“Premier”) from 2015 until Premier was sold in November, 2025, as discussed below. In conjunction with our GPO agreement with Premier, we had previously received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020). During 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We elected to retain a portion of the previously vested shares of Premier, the carrying value of which was adjusted for changes in the market value of Premier, which were included in other assets on our consolidated balance sheets. In September, 2025, Premier entered into an agreement and plan of merger providing for the acquisition of Premier by Patient Square Capital. In November, 2025 we received approximately $63 million for our remaining shares of Premier. Included in Other (income) expense, net, in our condensed consolidated statements of income, were gains recorded to adjust for changes in the market value of our shares of Premier amounting to $13.1 million and $14.7 million during the three and nine-months ended September 30, 2025. Additionally, we received cash dividends from Premier amounting to approximately $470,000 and $1.4 million during the three and nine-months ended September 30, 2025, which is included in “Other (income) expense, net” in our condensed consolidated statements of income.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel to Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

Other Investments:

At various times from July, 2023 to November, 2025, we invested in non-marketable securities of a healthcare generative artificial intelligence company, in which we hold a small minority ownership percentage. As of September 30, 2026 and December 31, 2025, the current market value of these non-marketable securities was approximately $115 million and is included in other assets on our condensed consolidated balance sheets.

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

As of September 30, 2026, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 49%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $71 million and $74 million, respectively, as of September 30, 2026, consist primarily of the third-party ownership interests in these hospitals.

In connection with certain of the behavioral health care facilities mentioned above, the outside owners have “put options” to potentially put their entire ownership interest to us either in the future upon the occurrence of certain triggering events (as specified in the agreements), or at the present time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 reflect the estimated fair market value of the minority ownership interests that contain such put options.

The minority owners of a 20% interest in a behavioral health care facility located in Pennsylvania had previously exercised their put option and we purchased their ownership interest in April, 2025.

(4) Treasury

Credit Facilities and Outstanding Debt Securities

In April, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The maturity date for our Credit Agreement is September 26, 2029.

The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows:

•
increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion ($1.187 billion of available borrowing capacity as of September 30, 2026; net of $310 million of outstanding borrowings and $3 million of letters of credit);
•
increased the term loan A by $300 million to $1.455 billion ($1.438 billion of outstanding borrowings as of September 30, 2026), and;
•
initiated a new $400 million delayed draw term loan A which was drawn upon the closing of our acquisition of Talkspace, Inc. in August 2026 ($400 million of outstanding borrowings as of September 30, 2026).

In July, 2026, we entered into the Twelfth Amendment and Increased Facility Activation Notice (the "Twelfth Amendment") to our Credit Agreement which added a new $700 million delayed draw short term loan facility. Potential borrowings pursuant to this facility, if elected, could have been used for general corporate purposes, including repayment at maturity of our $700 million, 1.650% senior secured notes that were due on September 1, 2026. Since we elected not to utilize this facility, we provided notice to the administrative agent and lenders under the Credit Agreement that the delayed draw short term loan facility be permanently reduced to zero as of August 20, 2026.

As discussed below, in August 2026, we completed the public offering of: (i) $600 million, 5.500% senior secured notes due in 2031, and; (ii) $500 million, 6.000% senior secured notes due in 2036. Proceeds from the issuance of these senior secured notes were ultimately utilized to repay our $700 million, 1.650% senior secured notes due on September 1, 2026.

Our Credit Agreement, which had an aggregate outstanding balance of $2.148 billion as September 30, 2026, provides for aggregate installment payments of $16.9 million per quarter commencing on December 31, 2026 through June 30, 2028, and $18.8 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance is payable on September 26, 2029 (maturity date of the Credit Agreement).

Revolving credit, term loan A, and delayed term loan A borrowings under the Credit Agreement, after giving effect to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.0%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.125% to 0.625%, or (2) the one, three or six month term SOFR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.125% to 1.625%. As of September 30, 2026, for borrowings under the Credit Agreement, the applicable margins ranged from 0.125% to 1.25% for ABR-based loans; and 1.125% to 1.25% for SOFR-based loans. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material wholly-owned subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, we had combined aggregate principal of $3.4 billion related to the following outstanding senior secured notes:

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
•
$600 million of aggregate principal amount of 5.50% senior secured notes due in September, 2031 ("2031 Notes") which were issued on August 20, 2026. Interest on the 2031 Notes is payable on March 1st and September 1st, commencing on March 1, 2027 until the maturity date of September 1, 2031.
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
•
$500 million of aggregate principal amount of 6.00% senior secured notes due in September, 2036 ("2036 Notes") which were issued on August 20, 2026. Interest on the 2036 Notes is payable on March 1st and September 1st, commencing on March 1, 2027 until the maturity date of September 1, 2036.

The 2029, 2030, 2031, 2032, 2034 and 2036 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement, other first lien obligations, or any junior lien obligations (the "Subsidiary Guarantors"). All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indentures pursuant to which All the Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our Credit Agreement and senior notes, were approximately $5.14 billion and 4.25%, respectively, during the third quarter of 2026, and $4.46 billion and 4.09%, respectively, during the third quarter of 2025. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.78 billion and 4.06%, respectively, during the first nine months of 2026, and $4.36 billion and 4.09%, respectively, during the first nine months of 2025.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at September 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $67 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At September 30, 2026, the carrying value and fair value of our debt were approximately $5.7 billion and $5.5 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $5.7 billion total debt outstanding as of September 30, 2026, are as follows: (i) $80 million due during the next 12 months; (ii) $81 million due during months 13 to 24; (iii) $2.02 billion due during months 25 to 36; (iv) $510 million due during months 37 to 48; (v) $809 million due during months 49 to 60, and; (vi) $2.21 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $16 million and net cash outflows of $49 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$7,172	$18,571	$20,281	$(48,943)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2026	2025	2025
Cash and cash equivalents	$168,749	$112,895	$137,797
Restricted cash (a)	133,833	103,708	133,525
Total cash, cash equivalents and restricted cash	$302,582	$216,603	$271,322

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2026	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$151,209	Other noncurrent assets	$151,209
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	56,610	Other noncurrent assets	56,610
Foreign currency forward exchange contracts	2,902	Other current assets		2,902
	$328,169		$207,819	$5,102	$115,248
Liabilities:
Deferred compensation liability	56,610	Other noncurrent liabilities	56,610
	$56,610		$56,610	$-	$-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2025	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150,948	Other noncurrent assets	$150,948
Certificates of deposit	2,200	Other noncurrent assets		2,200
Non-marketable securities	115,248	Other noncurrent assets			115,248
Deferred compensation assets	55,160	Other noncurrent assets	55,160
Foreign currency forward exchange contracts	1,163	Other current assets		1,163
	$324,719		$206,108	$3,363	$115,248
Liabilities:
Deferred compensation liability	55,160	Other noncurrent liabilities	55,160
	$55,160		$55,160	$-	$-

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

As of September 30, 2026, the total net accrual for our self-insured professional and general liability claims was $545 million, of which $150 million was included in current liabilities. As of December 31, 2025, the total net accrual for our self-insured professional and general liability claims was $449 million, of which $125 million was included in current liabilities.

Our results of operations for the three and nine-month periods ended September 30, 2026, included pre-tax increases to our reserves for professional and general liability claims amounting to $37 million and $65 million, respectively. These adjustments resulted from: (i) unfavorable trends experienced during the past several years, and; (ii) a $26 million increase recorded during the third quarter of 2026 due primarily to the tentative settlement agreement reached in August 2026 in connection with the Cumberland Litigation, as discussed below in Legal Proceedings. As a result of the unfavorable trends experienced, our results of operations during the three and nine-month periods ended September 30, 2025 included an increase to our reserves for self-insured professional and general liability claims of $35 million.

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

As of September 30, 2026, the total accrual for our workers’ compensation liability claims was $160 million, $75 million of which was included in current liabilities. As of December 31, 2025, the total accrual for our workers’ compensation liability claims was $152 million, $64 million of which was included in current liabilities.

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

As disclosed below in Legal Proceedings, Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company and UHS of Delaware, Inc. (“UHS Delaware”), our administrative services company, are defendants in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”). The lawsuits relate to allegations of, among other things, inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland.

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September 2024. There are approximately 53 additional claimants making similar allegations with claims pending in the Cumberland Litigation. The Company and UHS Delaware were dismissed from the September 2024 trial on the first three plaintiffs’ claims. In late September 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the Virginia Consumer Protection Act, and an additional combined $120 million in punitive damages. Based upon Virginia law, the Court reduced the punitive damage amount to a combined maximum of $1.05 million ($350,000 per plaintiff).

In August 2026, we reached a tentative settlement agreement, which is subject to execution of final release agreements and certain court approvals (as necessary), to resolve all of the outstanding claims related to the current claimants in the Cumberland Litigation. Pursuant to the tentative settlement agreement, the terms of the aggregate settlement are confidential. We believe a substantial portion of the tentative aggregate settlement amount, and related expenses, is covered by our commercial excess insurance and the remainder is covered by our reserves recorded in connection with the Cumberland Litigation. If the tentative settlement agreement in connection with the Cumberland Litigation is not finalized, or we are unable to recover a significant amount under our commercial insurance policies, we can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland Litigation (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals.

As of September 30, 2026, without reduction for any potential amounts related to the Cumberland Litigation, the Company and its subsidiaries have aggregate insurance coverage of approximately $143 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Cumberland Litigation exhausts all or a significant portion of our/our subsidiaries' remaining commercial insurance coverage related to the 2020 policy year, our future results of operations and capital resources would be materially adversely impacted if we become liable for claims and related expenses applicable to the 2020 policy year that are significantly in excess of our established reserves.

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

Additionally, we have committed to expend no less than $75 million (approximately $24 million of which has been incurred as of September 30, 2026), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

There are approximately 53 additional claimants making similar allegations with claims pending in the Cumberland Litigation. The Company has been dismissed without prejudice from most of the remaining cases. UHS Delaware remains a defendant with respect to all remaining plaintiffs.

In August 2026, we reached a tentative settlement agreement, which is subject to execution of final release agreements and certain court approvals (as necessary), to resolve all of the outstanding claims related to the current claimants in the Cumberland Litigation. Pursuant to the tentative settlement agreement, the terms of the aggregate settlement are confidential. We believe a substantial portion of the tentative aggregate settlement amount, and related expenses, is covered by our commercial excess insurance and the remainder is covered by our reserves recorded in connection with the Cumberland Litigation.

If the tentative settlement agreement in connection with the Cumberland Litigation is not finalized, or we are unable to recover a significant amount under our commercial insurance policies, we can make no assurances regarding the ultimate financial exposure, timing, substance or outcome of the Cumberland Litigation (which related to occurrences in the 2020 policy year), or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. If the tentative settlement is not finalized, the trials for the remaining plaintiffs, as well as any additional plaintiffs, would likely be scheduled at various times over the next several years.

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

Laurel Ridge Treatment Center

In April 2026, Laurel Ridge Treatment Center ("Laurel Ridge"), a 330-bed, behavioral health care facility located in San Antonio, Texas, received notice from the Centers for Medicare and Medicaid Services that it was terminating Laurel Ridge’s Medicare provider agreement effective as of April 30, 2026. Laurel Ridge filed an administrative appeal contesting the decision and also filed a lawsuit in federal court for the Western District of Texas seeking a temporary restraining order to prevent the termination from taking effect pending completion of the administrative appeal process. The Court denied the request for the temporary restraining order. As such, Laurel Ridge has been terminated from the Medicare and Medicaid program. During the second quarter of 2026, the facility submitted its re-application for Medicare/Medicaid certification and intends to remain open during the reapplication process although there is no assurance that recertification will be granted. During the reapplication process, we expect to incur operating losses and cash flow deficits. During the nine-month period ended September 30, 2026, Laurel Ridge generated a loss before income taxes of approximately $16 million. During the year ended December 31, 2025, Laurel Ridge generated income before income taxes of approximately $23 million.

Provo Canyon School

On July 6, 2026, our Springville Campus at Provo Canyon School in Springville, Utah received notice from the Utah Department of Health and Human Services (" Utah DHHS") that its license was being revoked effective July 6, 2026. We subsequently received a notice on July 17, 2026, that the Utah DHHS was revoking the license of the Provo campus of the Provo Canyon School effective July 17, 2026. Pursuant to these actions, we were required to discharge all remaining patients at these facilities by early to mid-August, 2026. We have filed appeals of both actions.

Pursuant to an agreement with the state of Utah, we have agreed to voluntarily relinquish our adolescent licenses at both campuses. As a result, the appeals will be dismissed. We are assessing various alternatives regarding future operations at these facilities. During the year ended December 31, 2025, the aggregate income before income taxes generated by these facilities was approximately $2 million.

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

Three Months Ended September 30, 2026	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$2,764,072	$1,966,427	$4,730,499

Reconciliation of Net Revenue
Non-segment revenue			2,853
Total Net Revenue			$4,733,352

Salaries, wages and benefits	$1,054,866	$1,057,054
Other segment item operating expenses (a)	1,325,181	534,443
Depreciation and amortization expense	108,924	63,522
Interest (income) expense, net	1,302	1,214
Other (income) expense, net	(9,329)	(5,909)
Reportable segment income before income taxes	$283,128	$316,103	$599,231

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			2,853
Non-segment operating expenses (b)			134,913
Non-segment interest expense, net			53,761
Non-segment other (income) expense, net			(500)
Income before income taxes			$413,910

Nine Months Ended September 30, 2026	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$7,984,207	$5,873,644	$13,857,851

Reconciliation of Net Revenue
Non-segment revenue			8,695
Total Net Revenue			$13,866,546

Salaries, wages and benefits	$3,027,576	$3,098,752
Other segment item operating expenses (a)	3,855,084	1,511,082
Depreciation and amortization expense	311,865	179,051
Interest (income) expense, net	3,589	3,759
Other (income) expense, net	(12,446)	(7,775)
Reportable segment income before income taxes	$798,539	$1,088,775	$1,887,314

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			8,695
Non-segment operating expenses (b)			409,152
Non-segment interest expense, net			125,974
Non-segment other (income) expense, net			(1,269)
Income before income taxes			$1,362,152

Three Months Ended September 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total

Net revenue from reportable segments	$2,630,065	$1,860,259	$4,490,324

Reconciliation of Net Revenue
Non-segment revenue			4,921
Total Net Revenue			$4,495,245

Salaries, wages and benefits	$973,680	$995,570
Other segment item operating expenses (a)	1,258,986	462,131
Depreciation and amortization expense	97,389	55,294
Interest expense, net	528	1,265
Other expense (income), net	(623)	733
Reportable segment income before income taxes	$300,105	$345,266	$645,371

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			4,921
Non-segment operating expenses (b)			130,507
Non-segment interest expense, net			36,638
Non-segment other (income) expense, net			(13,739)
Income before income taxes			$496,886

Nine Months Ended September 30, 2025	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$7,391,716	$5,476,596	$12,868,312

Reconciliation of Net Revenue
Non-segment revenue			10,469
Total Net Revenue			$12,878,781

Salaries, wages and benefits	$2,827,912	$2,894,489
Other segment item operating expenses (a)	3,492,570	1,343,569
Depreciation and amortization expense	288,751	159,616
Interest expense, net	1,177	3,444
Other expense (income), net	(9,806)	(929)
Reportable segment income before income taxes	$791,112	$1,076,407	$1,867,519

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			10,469
Non-segment operating expenses (b)			395,091
Non-segment interest expense, net			109,230
Non-segment other (income) expense, net			(17,032)
Income before income taxes			$1,390,699

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $299 million and $264 million for the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $829 million and $738 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic and Diluted:
Net income attributable to UHS – basic and diluted	$308,684	$372,957	$1,015,813	$1,042,855

Weighted average number of common shares - basic	58,795	62,974	59,841	64,100
Net effect of dilutive stock options and grants based on the treasury stock method	350	689	400	797
Weighted average number of common shares and equivalents - diluted	59,145	63,663	60,241	64,897
Earnings per basic share attributable to UHS:	$5.25	$5.92	$16.98	$16.27
Earnings per diluted share attributable to UHS:	$5.22	$5.86	$16.86	$16.07

The “Net effect of dilutive stock options and grants based on the treasury stock method” for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 9,375 for the three-months ended September 30, 2026 and 6,667 for the nine-months ended September 30, 2026. The excluded weighted-average stock options totaled 6,000 for the three-months ended September 30, 2025 and 7,000 for the nine-months ended September 30, 2025. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2026 and 2025, pre-tax compensation costs of approximately $22.1 million and $16.4 million, respectively, was recognized related to restricted stock awards, restricted stock units ("RSUs") and performance based restricted stock units ("PBRSUs"). During the nine-month periods ended September 30, 2026 and 2025, pre-tax compensation costs of $58.1 million and $43.7 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units.

In addition, during the three-month periods ended September, 2026 and 2025, pre-tax compensation costs of $3.8 million and $8.1 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2026 and 2025, pre-tax compensation costs of $12.3 million and $25.7 million, respectively, was recognized related to outstanding stock options.

As of September 30, 2026 there was approximately $190.7 million of unrecognized compensation cost related to unvested options, restricted stock, RSUs and PBRSUs which is expected to be recognized over the remaining weighted average vesting period of 2.5 years. There were an aggregate of 546,936 restricted units, net of cancellations, granted during the first nine months of 2026 under our Amended and Restated 2020 Omnibus Stock and Incentive Plan (the "2020 Stock Incentive Plan"), including 57,122 performance based restricted stock units, with a weighted-average grant date fair value of $184.79 per share. The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $71.8 million and $70.6 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

In connection with our acquisition of Talkspace, Inc. ("Talkspace"), which was completed in August 2026, we assumed unvested stock-based compensation awards previously issued to certain Talkspace employees in the form of incentive stock options and restricted stock units (the "Assumed Awards") under Talkspace's 2021 Incentive Award Plan, as amended (the "Talkspace Plan"). Pursuant to the terms of the merger agreement, the Assumed Awards were converted into similar awards of our equity and are subject to same terms and conditions as applied to the corresponding awards under the Talkspace Plan, except that: (i) the Assumed Awards relate to shares of our Class B Common Stock, and; (ii) the number of shares of our Class B Common Stock subject to the Assumed Awards and, with respect to assumed options, the adjusted exercise price of such options were the result of adjustments based upon an equity award exchange ratio. As of September 30, 2026, net of cancellations and vestings, there are 9,003 incentive stock options and 128,789 restricted stock units outstanding in connection with the Assumed Awards, and approximately $20.0 million of related unrecognized compensation cost which is expected to be recognized over the remaining weighted average vesting period of 2.2 years. The unrecognized compensation cost and remaining weighted average vesting period in connection with the Assumed Awards is included in the related aggregate amounts disclosed above.

(9) Dispositions and Acquisitions

Nine-month period ended September 30, 2026:

Acquisitions:

During the first nine months of 2026, we spent $1.003 billion on the acquisition of businesses and property as follows:

•
In July 2026, we acquired 39 residential and community homes and 2 facilities that provide day services located in Ireland for approximately $178 million, net of cash acquired.
•
In August 2026, we acquired Talkspace, Inc, a virtual behavioral healthcare company, for approximately $820 million, net of cash acquired.
•
We also spent $5 million on another acquisition.

The aggregate net purchase price of these acquisitions was preliminarily allocated to assets and liabilities based upon their estimated fair values as follows:

(000's)
Working capital, net	$(8,562)
Property and equipment	33,089
Goodwill	755,305
Intangible assets	198,700
Income tax assets	21,406
Other assets	2,914
$1,002,852

Divestitures:

During the first nine months of 2026, we received $18 million from the sales of assets and businesses.

Nine-month period ended September 30, 2025:

Acquisitions:

During the first nine months of 2025, we spent $48 million on the acquisition of behavioral health care businesses and property located in the United Kingdom.

Divestitures:

During the first nine months of 2025, we received $3 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $11.8 million, or $.20 per share, during the third quarter of 2026 and $12.5 million, or $.20 per share, during the third quarter of 2025. We declared and paid dividends of $36.6 million, or $.60 per share, during the nine-month period ended September 30, 2026 and $38.9 million, or $.60 per share, during the nine-month period ended September 30, 2025.

(11) Income Taxes

Our effective income tax rates were 24.3% and 23.7% during the three-month periods ended September 30, 2026 and 2025, respectively, and 23.9% and 23.5% during the nine-month periods ended September 30, 2026 and 2025, respectively.

As of January 1, 2026, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2026, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2026, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2022 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

Note: prior year amounts related to certain facilities previously included in our Behavioral Health Care Services’ results have been reclassified into our Acute Care Hospital Services' results as of January 1, 2025 to conform with current year presentation.

	For the three months ended September 30, 2026
	Acute Care		Behavioral Health		Other	Total
Medicare	$414,314	15%	$83,759	4%		$498,073	11%
Managed Medicare	459,943	17%	116,396	6%		576,339	12%
Medicaid	447,866	16%	349,854	18%		797,720	17%
Managed Medicaid	178,684	6%	475,900	24%		654,584	14%
Managed Care (HMO and PPOs)	843,540	31%	390,920	20%		1,234,460	26%
UK Revenue	0	0%	298,958	15%		298,958	6%
Other patient revenue and adjustments, net	170,895	6%	190,891	10%		361,786	8%
Other non-patient revenue	248,830	9%	59,749	3%	2,853	311,432	7%
Total Net Revenue	$2,764,072	100%	$1,966,427	100%	$2,853	4,733,352	100%

	For the nine months ended September 30, 2026
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,211,061	15%	$247,394	4%		$1,458,455	11%
Managed Medicare	1,343,489	17%	331,623	6%		1,675,112	12%
Medicaid	1,169,559	15%	1,158,263	20%		2,327,822	17%
Managed Medicaid	519,288	7%	1,435,636	24%		1,954,924	14%
Managed Care (HMO and PPOs)	2,442,475	31%	1,194,624	20%		3,637,099	26%
UK Revenue	0	0%	829,374	14%		829,374	6%
Other patient revenue and adjustments, net	500,510	6%	501,328	9%		1,001,838	7%
Other non-patient revenue	797,825	10%	175,402	3%	8,695	981,922	7%
Total Net Revenue	$7,984,207	100%	$5,873,644	100%	$8,695	$13,866,546	100%

	For the three months ended September 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$374,814	14%	$85,768	5%		$460,582	10%
Managed Medicare	404,619	15%	111,992	6%		516,611	11%
Medicaid	451,867	17%	314,397	17%		766,264	17%
Managed Medicaid	180,592	7%	447,341	24%		627,933	14%
Managed Care (HMO and PPOs)	831,058	32%	410,764	22%		1,241,822	28%
UK Revenue	0	0%	264,486	14%		264,486	6%
Other patient revenue and adjustments, net	151,130	6%	167,864	9%		318,994	7%
Other non-patient revenue	235,985	9%	57,647	3%	4,921	298,553	7%
Total Net Revenue	$2,630,065	100%	$1,860,259	100%	$4,921	$4,495,245	100%

	For the nine months ended September 30, 2025
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,142,607	15%	$235,261	4%		$1,377,868	11%
Managed Medicare	1,238,393	17%	317,689	6%		1,556,082	12%
Medicaid	986,379	13%	950,914	17%		1,937,293	15%
Managed Medicaid	513,532	7%	1,336,838	24%		1,850,370	14%
Managed Care (HMO and PPOs)	2,423,692	33%	1,230,784	22%		3,654,476	28%
UK Revenue	0	0%	738,460	13%		738,460	6%
Other patient revenue and adjustments, net	447,630	6%	491,498	9%		939,128	7%
Other non-patient revenue	639,483	9%	175,152	3%	10,469	825,104	6%
Total Net Revenue	$7,391,716	100%	$5,476,596	100%	$10,469	$12,878,781	100%

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

Three of our hospital facilities are held under operating leases, and two are held under financing arrangements, with Universal Health Realty Income Trust (the “Trust”) with two hospital lease terms expiring in December 2026 (although we have provided notice to the Trust of our intent to exercise our five-year renewal options on both of these leases), two expiring in 2033, and one expiring in 2040 (see Note 2 for additional disclosure). We also lease the real property of certain other facilities from the Trust or other non-related parties.

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2026 and 2025 are as follows (in thousands):

	Nine months ended September 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$110,411	$101,970
Operating cash flows from finance leases	$2,575	$2,646
Financing cash flows from finance leases	$1,949	$1,855

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111,201	$27,148
Finance leases	$-	$1,410

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 30, 2026, we owned and/or operated 418 inpatient facilities and 169 outpatient and other facilities located in 40 states, Washington, D.C., the United Kingdom, Ireland and Puerto Rico.

In addition, in August, 2026, we completed our acquisition of Talkspace, Inc. ("Talkspace"), a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico.

Our facilities include the following:

Acute care facilities located in the U.S.:

•
30 inpatient acute care hospitals;
•
36 free-standing emergency departments, and;
•
12 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (388 inpatient facilities and 120 outpatient facilities):

Located in the U.S.:

•
183 inpatient behavioral health care facilities, and;
•
109 outpatient behavioral health care facilities.

Located in the U.K.:

•
161 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Ireland:

•
41 inpatient behavioral health care facilities, and;
•
2 facilities that provide day services.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.
•
7 outpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 58% and 59% of our consolidated net revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and 58% and 57% of our consolidated net revenues during the nine-month periods ended September 30, 2026 and 2025, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 42% and 41% of our consolidated net revenues during the three-month periods ended September 30, 2026 and 2025, respectively, and 42% and 43% of our consolidated net revenues during the nine-month periods ended September 30, 2026 and 2025, respectively.

Our behavioral health care facilities located in the U.K. and Ireland generated net revenues of approximately $299 million and $264 million during the three-month periods ended September 30, 2026 and 2025, respectively, and $829 million and $738 million during the nine-month periods ended September 30, 2026 and 2025, respectively. Total assets at our behavioral health care facilities located in the U.K and Ireland were approximately $1.745 billion as of September 30, 2026 and $1.531 billion as of December 31, 2025.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Washington, D.C., Florida, Illinois, Pennsylvania, Kentucky, Virginia, Michigan, Mississippi, Massachusetts, Tennessee, Arizona, and Washington. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.
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
•
there have been additional changes in the law that have resulted in and that are likely to result in major changes in the health care delivery system on a national or state level, including changes in the structure and administration of, and funding for, federal and state agencies and programs. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “ACA") as part of the Tax Cuts and Jobs Act. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) enables the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through an ACA exchange, which the IRA continued through 2025, has increased exchange enrollment, but along with the EPTCs, these enhanced subsidies expired on December 31, 2025.
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the ACA since its enactment, some of which have been successful, in part, in modifying the ACA, as well as court challenges to the constitutionality of the law. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the law’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the ACA. ACA provisions continue to be subject to court challenges such as the June 2025 Kennedy v. Braidwood Management Supreme Court decision, which opined in favor of ACA HIV preventive care coverage and upheld the ACA's requirement that most private insurers and Medicaid expansion programs cover preventive services recommended by the United States Preventive Services Task Force, absent cost sharing. The impact of any future efforts to challenge, replace or replace the ACA or expand or substantially amend its provisions is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure.
•
additional possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom.
•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In the past, staffing shortages have, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. Additionally, effective June 1, 2026, California implemented staffing standards specific to acute psychiatric hospitals and requirements to determine appropriate staffing based on patient acuity and care needs. This has further increased our costs and may limit our revenue if we are required to limit the number of patients at our California facilities.
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
•
the increase in interest rates during the past few years has increased our interest expense significantly, increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of increased borrowing rates have adversely impacted our results of operations, financial condition and cash flows. We cannot predict future changes to interest rates, however, significant increases in our borrowing rates could have a material unfavorable impact on our future results of operations. Our $700 million, 1.65% senior notes ("2026 Notes") matured on September 1, 2026. Since market interest rates have increased significantly since the 2026 Notes were issued (in 2021), our interest expense has increased significantly as a result of the maturity and refinancing of the 2026 Notes. In August 2026, we completed the public offering of: (i) $600 million, 5.500% senior notes due in 2031, and; (ii) $500 million, 6.000% senior notes due in 2036.
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
•
on September 2, 2026, the Continuing Appropriations and Extensions Act, 2027 was enacted, providing temporary funding for federal government operations through December 11, 2026. Full-year appropriations for fiscal year 2027 have not yet been enacted, and uncertainty remains regarding the timing of their enactment and the levels of funding that will ultimately be appropriated. If additional appropriations legislation or another continuing resolution is not enacted before the current funding expires, a lapse in appropriations could result in a partial or broader federal government shutdown. In the past several years political disputes concerning authorization of a federal budget have led to a shutdown of substantial portions of the federal government and other federal budget authorization delays have occurred. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. We cannot predict whether or not there will be future appropriations legislation avoiding a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown.
•
the Consolidated Appropriations Act of 2021 (the "CAA"), included provisions aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The CAA prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued rules to implement the CAA. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost.
•
in June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enters. v. Raimondo and Relentless, Inc. v. Department of Commerce, which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council. Chevron doctrine generally required courts to defer to federal agencies in their interpretation of federal statutes when a statute was silent or ambiguous with respect to a specific issue. In Loper Bright, the Supreme Court held that courts are no longer required to grant such deference, though they may consider an agency’s statutory interpretation. As it is highly regulated, the health care industry could be significantly impacted by the Loper Bright decision, particularly in the areas of Medicare reimbursement, decision making by the Food & Drug Administration and health care fraud and abuse compliance, where parties may no longer be able to rely on federal agencies’ policies, rules and guidance.
•
our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same.
•
the impact of the increasing shift of care from inpatient settings to lower cost outpatient settings and controls designed to reduce inpatient services or payments for inpatient services which payers believe could have been performed on an outpatient or outside facility basis.
•
our ability to achieve operating and financial targets, develop and execute plans to offset to the extent possible impacts from the One Big Beautiful Bill Act, the expiration of EPTCs, other legal and regulatory changes, and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services.
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
•
competition from other healthcare providers (including physician owned facilities) in certain markets.
•
technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare.
•
our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor and related expenses resulting from a shortage of nurses, physicians and other healthcare professionals.
•
demographic changes.
•
there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems, or any third-party security systems that we rely on, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other liability or losses. We may also be subject to litigation related to our uses and disclosures of health information. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events.
•
our ability to implement technology and other programs to drive efficiencies and improve patient outcomes and experiences, and the risks associated with the use of technologies by us or our services providers.
•
in August 2026, we completed the acquisition of Talkspace for a net purchase price of approximately $820 million. Our ability to realize the unanticipated benefits of the acquisition is subject to numerous risks and uncertainties including: integrating the business and achieving the anticipated synergies; the risk that such synergies may take longer to realize than expected; failure to retain key employees of Talkspace; failure to retain a significant portion of Talkspace’s providers or relationships with payers; the risk that the integration disrupts current plans and operations in a manner that harms our business or diverts management’s attention from ongoing business operations; and the amount of any costs, fees, expenses, impairments and charges related to the acquisition including the cost and use of capital related to financing the acquisition.
•
the availability of suitable acquisition and divestiture opportunities and our ability to successfully integrate and improve our acquisitions since failure to achieve expected acquisition benefits from certain of our prior or future acquisitions could result in impairment charges for goodwill and purchased intangibles.
•
the impact of severe weather conditions, including the effects of hurricanes, flash floods, wildfires and climate change.
•
our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business.
•
our inpatient acute care and behavioral health care facilities may experience decreasing admission and length of stay trends.
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
•
uninsured and self-pay patients treated at our facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts.
•
changes in our business strategies or development plans.
•
we have exposure to fluctuations in foreign currency exchange rates, primarily the pound sterling. We have international subsidiaries that operate in the United Kingdom and Ireland. We routinely hedge our exposures to foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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

Legislation adopted on July 4, 2025 attaches work and community service requirements to eligibility for Medicaid benefits that, effective January 1, 2027, will have the effect of limiting Medicaid enrollment and expenditures. The legislation also places limits on provider taxes used to increase federal Medicaid funding to states. In addition, insurance exchange subsidies expired on December 31, 2025 which has unfavorably impacted insurance exchange enrollment and has increased the level of uncompensated care that we provide. As these provisions become effective over the next several years, they may be expected to reduce our revenues and likely further increase the level of uncompensated care provided by our facilities. Please see Sources of Revenue below for additional disclosure related to Medicaid supplemental payment programs in various states in which we operate.

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

Financial results for the three-month periods ended September 30, 2026 and 2025:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended September 30, 2026		Three months ended September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,733,352	100.0%	$4,495,245	100.0%
Operating charges:
Salaries, wages and benefits	2,210,461	46.7%	2,071,898	46.1%
Other operating expenses	1,425,781	30.1%	1,294,721	28.8%
Supplies expense	426,500	9.0%	414,583	9.2%
Depreciation and amortization	174,845	3.7%	155,060	3.4%
Lease and rental expense	41,316	0.9%	37,295	0.8%
Subtotal-operating expenses	4,278,903	90.4%	3,973,557	88.4%
Income from operations	454,449	9.6%	521,688	11.6%
Interest expense, net	56,277	1.2%	38,431	0.9%
Other (income) expense, net	(15,738)	(0.3)%	(13,629)	(0.3)%
Income before income taxes	413,910	8.7%	496,886	11.1%
Provision for income taxes	100,577	2.1%	117,781	2.6%
Net income	313,333	6.6%	379,105	8.4%
Less: Income (loss) attributable to noncontrolling interests	4,649	0.1%	6,148	0.1%
Net income attributable to UHS	$308,684	6.5%	$372,957	8.3%

Net revenues increased by 5.3%, or $238 million, to $4.733 billion during the three-month period ended September 30, 2026, as compared to $4.495 billion during the third quarter of 2025. The net increase was primarily attributable to: (i) a $189 million, or 4.4%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $49 million which includes the revenues generated during the third quarter of 2026 from our recent acquisitions (Talkspace and the behavioral health care facilities located in Ireland) and an increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

The above-mentioned $189 million of increased net revenues, on a Same Facility basis, during the third quarter of 2026, as compared to the comparable quarter of 2025, was net of a $37 million reduction in net revenues related to certain Medicaid supplemental payment programs relating to prior periods, recorded as follows: (i) $30 million of net revenues recorded during the third quarter of 2026 that related to periods prior to July 1, 2026 ($26 million and $4 million attributable to our acute care hospital services and behavioral health services, respectively), offset by; (ii) $67 million of net revenues recorded during the third quarter of 2025 that related to periods prior to July 1, 2025 ($55 million and $12 million attributable to our acute care hospital services and behavioral health services, respectively).

Income before income taxes (before income attributable to noncontrolling interests) decreased by $83 million, or 17%, to $414 million during the three-month period ended September 30, 2026 as compared to $497 million during the third quarter of 2025. The net decrease was due to:

•
a decrease of $17 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
a decrease of $29 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
a decrease of $18 million from an increase in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
a decrease of $13 million due to an unrealized pre-tax gain recorded during the third quarter of 2025 in connection with an increase in the market value of certain equity securities (that were sold during the fourth quarter of 2025), and;
•
an other combined net decrease of $6 million.

Net income attributable to UHS decreased by $64 million, or 17%, to $309 million during the three-month period ended September 30, 2026, as compared to $373 million during the third quarter of 2025. This decrease was primarily attributable to:

•
an $83 million decrease in income before income taxes, as discussed above;
•
a $2 million increase due to a decrease in income attributable to noncontrolling interests, and;

•
an increase of $17 million resulting from a decrease in the provision for income taxes resulting primarily from an $81 million decrease in pre-tax income ($83 million decrease in income before income taxes partially offset by a $2 million decrease in income attributable to noncontrolling interests).

Financial results for the nine-month periods ended September 30, 2026 and 2025:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$13,866,546	100.0%	$12,878,781	100.0%
Operating charges:
Salaries, wages and benefits	6,438,999	46.4%	6,037,953	46.9%
Other operating expenses	4,061,667	29.3%	3,563,039	27.7%
Supplies expense	1,276,300	9.2%	1,236,249	9.6%
Depreciation and amortization	497,609	3.6%	455,409	3.5%
Lease and rental expense	117,987	0.9%	109,348	0.8%
Subtotal-operating expenses	12,392,562	89.4%	11,401,998	88.5%
Income from operations	1,473,984	10.6%	1,476,783	11.5%
Interest expense, net	133,322	1.0%	113,851	0.9%
Other (income) expense, net	(21,490)	(0.2)%	(27,767)	(0.2)%
Income before income taxes	1,362,152	9.8%	1,390,699	10.8%
Provision for income taxes	325,551	2.3%	327,354	2.5%
Net income	1,036,601	7.5%	1,063,345	8.3%
Less: Income (loss) attributable to noncontrolling interests	20,788	0.1%	20,490	0.2%
Net income attributable to UHS	$1,015,813	7.3%	$1,042,855	8.1%

Net revenues increased by 7.7%, or $988 million, to $13.867 billion during the nine-month period ended September 30, 2026, as compared to $12.879 billion during the first nine months of 2025. The net increase was primarily attributable to: (i) an $824 million, or 6.7%, increase in net revenues generated on a Same Facility, and; (ii) an other combined net increase of $164 million which includes the revenues generated during the third quarter of 2026 from our recent acquisitions (Talkspace and the behavioral health care facilities located in Ireland) and an increase in provider tax assessments.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $29 million, or 2%, to $1.362 billion during the nine-month period ended September 30, 2026 as compared to $1.391 billion during the first nine months of 2025. The net decrease was due to:

•
an increase of $7 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services;
•
a decrease of $19 million from an increase in interest expense, as discussed below in Other Operating Results-Interest Expense;
•
a decrease of $15 million due to an unrealized pre-tax gain recorded during the first nine months of 2025 in connection with an increase in the market value of certain equity securities (that were sold during the fourth quarter of 2025), and;
•
a $14 million other combined net decrease.

Net income attributable to UHS decreased by $27 million, or 3%, to $1.016 billion during the nine-month period ended September 30, 2026, as compared to $1.043 billion during the first nine months of 2025. This decrease was primarily attributable to:

•
a $29 million decrease in income before income taxes, as discussed above, and;
•
an increase of $2 million resulting from a decrease in the provision for income taxes resulting primarily from the $29 million decrease in income before income taxes.

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

As a result of unfavorable trends experienced, as well as a tentative settlement agreement reached during the third quarter of 2026 in connection with a certain legal matter as discussed in Note 6 to the Condensed Consolidated Financial Statements, Commitments and Contingencies-Legal Proceedings, included in our results of operations was an increase to our reserves for self-insured professional and general liability claims amounting to $37 million and $65 million during the three and nine-month periods ended September 30, 2026, respectively. Approximately $22 million and $39 million of the increase is included in our same facility basis acute care hospital services' results during the three and nine-month periods ended September 30, 2026, respectively, and approximately $15 million and $26 million is included in our same facility basis behavioral health services' results during each of the three and nine-month periods ended September 30, 2026, respectively.

During each of the three and nine-month periods ended September 30, 2025, we recorded a $35 million increase to our reserves for self-insured professional and general liability claims. Approximately $22 million of the increase is included in our same facility basis acute care hospital services' results during each of the three and nine-month periods ended September 30, 2025, and approximately $13 million is included in our same facility basis behavioral health services' results during each of the three and nine-month periods ended September 30, 2025.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and nine-month periods ended September 30, 2026 and 2025.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average licensed beds	7,363	7,161	7,519	7,161	7,239	7,105	7,373	7,105
Average available beds	7,191	6,989	7,347	6,989	7,067	6,933	7,201	6,933
Patient days	428,858	412,353	429,842	412,353	1,274,419	1,254,271	1,280,916	1,254,271
Average daily census	4,661.5	4,482.1	4,672.2	4,482.1	4,668.2	4,594.4	4,692.0	4,594.4
Occupancy-licensed beds	63.3%	62.6%	62.1%	62.6%	64.5%	64.7%	63.6%	64.7%
Occupancy-available beds	64.8%	64.1%	63.6%	64.1%	66.1%	66.3%	65.2%	66.3%
Admissions	90,414	86,984	90,722	86,984	265,756	262,352	267,260	262,352
Length of stay	4.7	4.7	4.7	4.7	4.8	4.8	4.8	4.8

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,610,702	100.0%	$2,492,536	100.0%	$7,588,636	100.0%	$7,093,193	100.0%
Operating charges:
Salaries, wages and benefits	1,044,653	40.0%	973,522	39.1%	2,989,221	39.4%	2,825,945	39.8%
Other operating expenses	776,378	29.7%	722,724	29.0%	2,283,559	30.1%	2,033,495	28.7%
Supplies expense	363,780	13.9%	354,698	14.2%	1,091,408	14.4%	1,064,615	15.0%
Depreciation and amortization	103,340	4.0%	97,388	3.9%	302,133	4.0%	288,747	4.1%
Lease and rental expense	28,533	1.1%	25,543	1.0%	81,230	1.1%	75,127	1.1%
Subtotal-operating expenses	2,316,684	88.7%	2,173,875	87.2%	6,747,551	88.9%	6,287,929	88.6%
Income from operations	294,018	11.3%	318,661	12.8%	841,085	11.1%	805,264	11.4%
Interest expense, net	1,302	0.0%	528	0.0%	3,589	0.0%	1,177	0.0%
Other (income) expense, net	(9,338)	(0.4)%	(678)	(0.0)%	(13,082)	(0.2)%	(10,261)	(0.1)%
Income before income taxes	$302,054	11.6%	$318,811	12.8%	$850,578	11.2%	$814,348	11.5%

Three-month periods ended September 30, 2026 and 2025:

During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $118 million or 4.7%.

The $118 million of increased net revenues, on a Same Facility basis, during the third quarter of 2026, as compared to the comparable quarter of 2025, was net of a $29 million reduction in net revenues attributable to our acute care hospital services related to certain Medicaid supplemental payment programs relating to prior periods, recorded as follows: (i) $26 million of net revenues recorded during the third quarter of 2026 that related to periods prior to July 1, 2026, offset by; (ii) $55 million of net revenues recorded during the third quarter of 2025 that related to periods prior to July 1, 2025.

Income before income taxes (and before income attributable to noncontrolling interests) decreased by $17 million, or 5.3%, amounting to $302 million, or 11.6% of net revenues during the third quarter of 2026, as compared to $319 million, or 12.8% of net revenues during the third quarter of 2025.

During the three-month period ended September 30, 2026, net revenue per adjusted admission and net revenue per adjusted patient day each decreased by 1.7%, as compared to the comparable quarter of 2025. These decreases were primarily attributable to the above-mentioned $29 million reduction in our acute care hospital services' net revenues, relating to prior periods, recorded during each quarter in connection with certain Medicaid supplemental payment programs.

During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 3.9% while adjusted admissions (adjusted for outpatient activity) increased by 4.9%. Patient days at these facilities increased by 4.0% and adjusted patient days increased by 4.9% during the three-month period ended September 30, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.7 days during each of the three-month periods ended September 30, 2026 and 2025. The occupancy rate, based on the average available beds at these facilities, was 65% and 64% during the three-month periods ended September 30, 2026 and 2025, respectively.

On a Same Facility basis, during the three-month period ended September 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $71 million, or 7.3% due primarily to inflationary adjustments as well as increased staffing levels resulting from the increased patient volumes experienced during the third quarter of 2026. As a percentage of net revenues, salaries, wages and benefits expense increased to 40.0% during the third quarter of 2026 as compared to 39.1% during the third quarter of 2025.

Other operating expenses increased by $54 million, or 7.4%, during the third quarter of 2026, as compared to the comparable quarter of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $40 million, or 23.1% (due to an increase in membership), during the third quarter of 2026, as compared to the comparable quarter of 2025. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $14 million, or 2.5%. As a percentage of net revenues, other operating expenses increased to 29.7% during the third quarter of 2026, as compared to 29.0% during the comparable quarter of 2025.

Supplies expense increased by $9 million, or 2.6%, during the third quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues, supplies expense decreased to 13.9% during the three-month period ended September 30, 2026, as compared to 14.2% during the third quarter of 2025.

Nine-month periods ended September 30, 2026 and 2025:

During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $495 million or 7.0%.

Income before income taxes (and before income attributable to noncontrolling interests) increased by $36 million, or 4.4%, amounting to $851 million, or 11.2% of net revenues during the first nine months of 2026, as compared to $814 million, or 11.5% of net revenues during the comparable period of 2025.

During the nine-month period ended September 30, 2026, net revenue per adjusted admission increased by 2.4% while net revenue per adjusted patient day increased by 2.1%, as compared to the comparable period of 2025. During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 1.3% while adjusted admissions increased by 2.6%. Patient days at these facilities increased by 1.6% and adjusted patient days increased by 2.9% during the nine-month period ended September 30, 2026, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days during each of the nine-month periods ended September 30, 2026 and 2025. The occupancy rate, based on the average available beds at these facilities, was 66% during each of the nine-month periods ended September 30, 2026 and 2025.

On a Same Facility basis, during the nine-month period ended September 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $163 million, or 5.8%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 39.4% during the first nine months of 2026 as compared to 39.8% during the comparable period of 2025.

Other operating expenses increased by $250 million, or 12.3%, during the first nine months of 2026, as compared to the comparable period of 2025. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $138 million, or 27.1% (due to an increase in membership), during the first nine months of 2026 as compared to the comparable period of 2025. Excluding the operating costs of our commercial insurer from each period, other operating expenses increased by $112 million, or 7.4%. Contributing to the increased operating expenses during the first nine months of 2026, as compared to the comparable period of 2025, was a $48 million, or 9.0%, aggregate increase in physician expenses incurred at certain hospitals. As a percentage of net revenues, other operating expenses increased to 30.1% during the first nine months of 2026, as compared to 28.7% during the comparable period of 2025.

Supplies expense increased by $27 million, or 2.5%, during the first nine months of 2026, as compared to the comparable period of 2025. As a percentage of net revenues, supplies expense decreased to 14.4% during the nine-month period ended September 30, 2026, as compared to 15.0% during the first nine months of 2025.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2026 and 2025. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of recently acquired and/or opened facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2026		Three months ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,764,072	100.0%	$2,630,065	100.0%	$7,984,207	100.0%	$7,391,716	100.0%
Operating charges:
Salaries, wages and benefits	1,054,866	38.2%	973,680	37.0%	3,027,576	37.9%	2,827,912	38.3%
Other operating expenses	930,909	33.7%	878,746	33.4%	2,676,638	33.5%	2,352,957	31.8%
Supplies expense	365,597	13.2%	354,697	13.5%	1,097,029	13.7%	1,064,486	14.4%
Depreciation and amortization	108,924	3.9%	97,389	3.7%	311,865	3.9%	288,751	3.9%
Lease and rental expense	28,675	1.0%	25,543	1.0%	81,417	1.0%	75,127	1.0%
Subtotal-operating expenses	2,488,971	90.0%	2,330,055	88.6%	7,194,525	90.1%	6,609,233	89.4%
Income from operations	275,101	10.0%	300,010	11.4%	789,682	9.9%	782,483	10.6%
Interest expense, net	1,302	0.0%	528	0.0%	3,589	0.0%	1,177	0.0%
Other (income) expense, net	(9,329)	(0.3)%	(623)	(0.0)%	(12,446)	(0.2)%	(9,806)	(0.1)%
Income before income taxes	$283,128	10.2%	$300,105	11.4%	$798,539	10.0%	$791,112	10.7%

Three-month periods ended September 30, 2026 and 2025:

During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $134 million, or 5.1%, due to: (i) the $118 million, or 4.7% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $16 million consisting of increased provider tax assessments and the revenues generated during the third quarter of 2026 at a newly constructed acute care hospital located in Palm Beach Gardens, FL, that was completed and opened in May 2026.

Income before income taxes decreased $17 million, or 5.7%, to $283 million, or 10.2% of net revenues during the third quarter of 2026, as compared to $300 million, or 11.4% of net revenues, during the comparable quarter of 2025. The decrease resulted primarily from the $17 million, or 5.3% decrease in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above. The impact of the pre-tax loss incurred during the third quarter of 2026 at the above-mentioned newly constructed and recently opened acute care hospital was offset by an $18 million legal reserve established during the third quarter of 2025 in connection with a verdict, which was subsequently vacated during the second quarter of 2026, against certain subsidiaries of ours (as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies).

During the three-month period ended September 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $81 million, or 8.3%. The increase was due primarily to the above-mentioned $71 million, or 7.3%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the above-mentioned newly constructed and recently opened acute care hospital.

Other operating expenses increased by $52 million, or 5.9%, during the third quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to the $54 million, or 7.4% above-mentioned increase related to our acute care hospital services, on a Same Facility basis.

Supplies expense increased by $11 million, or 3.1%, during the third quarter of 2026, as compared to the comparable quarter of 2025. The increase was due to the above-mentioned increase related to our acute care hospital services, on a Same Facility basis.

Nine-month periods ended September 30, 2026 and 2025:

During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $592 million, or 8.0%, due to: (i) the $495 million, or 7.0% increase in Same Facility revenues, as discussed above, and; (ii) an other combined net increase of $97 million consisting of increased provider tax assessments and the net revenues generated within the first year of operations at two newly constructed acute care hospitals located in Washington, D.C. (which opened during the second quarter of 2025) and Palm Beach Gardens, FL (which opened during the second quarter of 2026).

Income before income taxes increased by $7 million, or 0.9%, to $799 million, or 10.0% of net revenues during the first nine months of 2026, as compared to $791 million, or 10.7% of net revenues during the comparable period of 2025. The increase resulted from: (i) the $36 million, or 4.4% increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above; (ii) an increase of $18 million due to the above-mentioned legal reserve established during the third quarter of 2025, partially offset by; (iii) a decrease of $47 million resulting from an increase in aggregate pre-tax losses incurred within the first year of operations at two newly constructed acute care hospitals located in Washington, D.C. and Palm Beach Gardens, FL.

During the nine-month period ended September 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $200 million, or 7.1%. The increase was due primarily to the above-mentioned $163 million, or 5.8%, increase related to our acute care hospital services, on a Same Facility basis, as well as the salaries, wages and benefits expense incurred at the above-mentioned newly constructed acute care hospitals located in Washington, D.C. and Palm Beach Gardens, FL.

Other operating expenses increased by $324 million, or 13.8%, during the first nine months of 2026, as compared to the comparable period of 2025. The increase was due primarily to: (i) the $250 million, or 12.3% above-mentioned increase related to our acute care hospital services, on a Same Facility basis; (ii) a $61 million increase in provider tax assessments; (iii) a $30 million increase related to the operating expenses incurred at the two above-mentioned newly constructed acute care hospitals, partially offset by; (iv) an $18 million decreased due to the above-mentioned legal reserve established during the third quarter of 2025.

Supplies expense increased by $33 million, or 3.1%, during the first nine months of 2026, as compared to the comparable period of 2025. The increase was due to the $27 million, or 2.5%, increase related to our acute care hospital services, on a Same Facility basis, as well as the supplies expense incurred during the first nine months of 2026 at the two above-mentioned newly constructed acute care hospitals.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2026 and 2025:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2026	%	2025	%	2026	%	2025	%
Charity care	$233	17%	$348	33%	$512	14%	$834	28%
Uninsured discounts	1,105	83%	716	67%	3,197	86%	2,103	72%
Total uncompensated care	$1,338	100%	$1,064	100%	$3,709	100%	$2,937	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2026	2025	2026	2025
Estimated cost of providing charity care	$20	$32	$44	$74
Estimated cost of providing uninsured discounts	95	66	270	187
Estimated cost of providing uncompensated care	$115	$98	$314	$261

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and nine-month periods ended September 30, 2026 and 2025.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average licensed beds	23,706	23,635	24,715	24,398	23,809	23,714	24,624	24,246
Average available beds	23,606	23,535	24,615	24,298	23,709	23,614	24,524	24,146
Patient days	1,623,726	1,589,558	1,654,546	1,639,882	4,814,191	4,736,987	4,905,510	4,849,272
Average daily census	17,649.2	17,277.8	17,984.2	17,824.8	17,634.4	17,351.6	17,968.9	17,762.9
Occupancy-licensed beds	74.5%	73.1%	72.8%	73.1%	74.1%	73.2%	73.0%	73.3%
Occupancy-available beds	74.8%	73.4%	73.1%	73.4%	74.4%	73.5%	73.3%	73.6%
Admissions	120,168	117,107	121,428	120,655	351,347	346,589	355,776	355,524
Length of stay	13.5	13.6	13.6	13.6	13.7	13.7	13.8	13.6

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,857,445	100.0%	$1,786,231	100.0%	$5,605,292	100.0%	$5,276,686	100.0%
Operating charges:
Salaries, wages and benefits	1,032,001	55.6%	975,934	54.6%	3,044,335	54.3%	2,854,754	54.1%
Other operating expenses	361,742	19.5%	342,491	19.2%	1,051,744	18.8%	987,686	18.7%
Supplies expense	60,459	3.3%	58,016	3.2%	176,804	3.2%	169,968	3.2%
Depreciation and amortization	58,984	3.2%	53,787	3.0%	170,904	3.0%	156,539	3.0%
Lease and rental expense	12,271	0.7%	11,167	0.6%	35,630	0.6%	32,457	0.6%
Subtotal-operating expenses	1,525,457	82.1%	1,441,395	80.7%	4,479,417	79.9%	4,201,404	79.6%
Income from operations	331,988	17.9%	344,836	19.3%	1,125,875	20.1%	1,075,282	20.4%
Interest expense, net	1,009	0.1%	1,244	0.1%	3,369	0.1%	3,423	0.1%
Other (income) expense, net	(5,909)	(0.3)%	733	0.0%	(7,775)	(0.1)%	(929)	(0.0)%
Income before income taxes	$336,888	18.1%	$342,859	19.2%	$1,130,281	20.2%	$1,072,788	20.3%

Three-month periods ended September 30, 2026 and 2025:

During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $71 million or 4.0%.

Income before income taxes decreased by $6 million, or 1.7%, amounting to $337 million or 18.1% of net revenues during the third quarter of 2026, as compared to $343 million or 19.2% of net revenues during the third quarter of 2025.

During the three-month period ended September 30, 2026, net revenue per adjusted admission increased by 1.7% while net revenue per adjusted patient day increased by 2.1%, as compared to the comparable quarter of 2025. During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 2.6% and 2.5%, respectively. Patient days and adjusted patient days at these facilities each increased by 2.1% during the three-month period ended September 30, 2026, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days and 13.6 days during the three-month periods ended September 30, 2026 and 2025, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 73% during the three-month periods ended September 30, 2026 and 2025, respectively.

On a Same Facility basis during the three-month period ended September 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $56 million or 5.7%. The increase during the third quarter of 2026, as compared to the comparable quarter of 2025, was due to a 4.1% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 1.5% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 55.6% during the third quarter of 2026 as compared to 54.6% during the third quarter of 2025.

Other operating expenses increased by $19 million, or 5.6%, during the third quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues during each quarter, other operating expenses increased to 19.5% during the third quarter of 2026, as compared to 19.2% during the third quarter of 2025.

Supplies expense increased by $2 million, or 4.2%, during the third quarter of 2026, as compared to the comparable quarter of 2025. As a percentage of net revenues during each quarter, supplies expense increased slightly to 3.3% during the third quarter of 2026 as compared to 3.2% during the third quarter of 2025.

Nine-month periods ended September 30, 2026 and 2025:

During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $329 million or 6.2%.

Income before income taxes increased by $57 million, or 5.4%, amounting to $1.130 billion or 20.2% of net revenues during the first nine months of 2026, as compared to $1.073 billion or 20.3% of net revenues during the first nine months of 2025.

During the nine-month period ended September 30, 2026, net revenue per adjusted admission increased by 4.9% while net revenue per adjusted patient day increased by 4.7%, as compared to the comparable period of 2025. During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals each increased by 1.4%. Patient days at these facilities increased by 1.6% and adjusted patient days increased by 1.7% during the nine-month period ended September 30, 2026, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.7 days during each of the nine-month periods ended September 30, 2026 and 2025. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the nine-month periods ended September 30, 2026 and 2025.

On a Same Facility basis during the nine-month period ended September 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $190 million or 6.6%. The increase during the first nine months of 2026, as compared to the comparable period of 2025, was due to a 4.5% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 2.1% increase in the average number of full-time equivalent employees. As a percentage of net revenues during each period, salaries, wages and benefits expense increased to 54.3% during the first nine months of 2026 as compared to 54.1% during the comparable period of 2025.

Other operating expenses increased by $64 million, or 6.5%, during the first nine months of 2026, as compared to the comparable period of 2025. Contributing to the increased operating expenses during the first nine months of 2026, as compared to the comparable period of 2025, was the above-mentioned $13 million increase in our reserves for self-insured professional and general liability claims. As a percentage of net revenues during each period, other operating expenses increased slightly to 18.8% during the first nine months of 2026, as compared to 18.7% during the comparable period of 2025.

Supplies expense increased by $7 million, or 4.0%, during the first nine months of 2026, as compared to the comparable period of 2025. As a percentage of net revenues during each period, supplies expense remained unchanged at 3.2% during each of the nine month periods ended September 30, 2026 and 2025.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2026 and 2025. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities that were acquired/divested, opened/closed or had changes in governmental certifications/licensure status during the past year. During the third quarter of 2026, we acquired Talkspace, Inc. ("Talkspace"), a virtual behavioral healthcare company and 39 residential and community homes and 2 facilities that provide day services located in Ireland.

Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2026		Three months ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,966,427	100.0%	$1,860,259	100.0%	$5,873,644	100.0%	$5,476,596	100.0%
Operating charges:
Salaries, wages and benefits	1,057,054	53.8%	995,570	53.5%	3,098,752	52.8%	2,894,489	52.9%
Other operating expenses	460,853	23.4%	390,783	21.0%	1,296,503	22.1%	1,136,457	20.8%
Supplies expense	61,022	3.1%	59,696	3.2%	178,284	3.0%	173,133	3.2%
Depreciation and amortization	63,522	3.2%	55,294	3.0%	179,051	3.0%	159,616	2.9%
Lease and rental expense	12,568	0.6%	11,652	0.6%	36,295	0.6%	33,979	0.6%
Subtotal-operating expenses	1,655,019	84.2%	1,512,995	81.3%	4,788,885	81.5%	4,397,674	80.3%
Income from operations	311,408	15.8%	347,264	18.7%	1,084,759	18.5%	1,078,922	19.7%
Interest expense, net	1,214	0.1%	1,265	0.1%	3,759	0.1%	3,444	0.1%
Other (income) expense, net	(5,909)	(0.3)%	733	0.0%	(7,775)	(0.1)%	(929)	(0.0)%
Income before income taxes	$316,103	16.1%	345,266	18.6%	$1,088,775	18.5%	$1,076,407	19.7%

Three-month periods ended September 30, 2026 and 2025:

During the three-month period ended September 30, 2026, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $106 million, or 5.7%. The increase was attributable to: (i) the above-mentioned $71 million, or 4.0%, increase in net revenues at our behavioral health facilities, on a Same Facility basis; (ii) a $19 million increase in provider tax assessments, partially offset by; (iii) an other combined net aggregate increase of $16 million consisting primarily of the revenues generated during the third quarter of 2026 by the recently acquired Talkspace and the facilities located in Ireland, partially offset by a decrease in revenues generated at Laurel Ridge Treatment Center, a 330-bed facility located in San Antonio, Texas (for additional disclosure related to this facility see Note 6 to the Condensed Consolidated Financial Statements, Commitments and Contingencies-Legal Proceedings).

Income before income taxes decreased by $29 million, or 8.4%, to $316 million or 16.1% of net revenues during the third quarter of 2026, as compared to $345 million or 18.6% of net revenues during the third quarter of 2025. The decrease in income before income taxes at our behavioral health facilities during the third quarter of 2026, as compared to the comparable quarter of 2025, was attributable to: (i) the above-mentioned $6 million, or 1.7%, decrease in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, and; (ii) an other combined net aggregate decrease of $23 million consisting primarily of an unfavorable change in the pre-tax income/loss generated at Laurel Ridge Treatment Center.

During the three-month period ended September 30, 2026, as compared to the comparable quarter of 2025, salaries, wages and benefits expense increased by $61 million or 6.2%. The increase was due primarily to the above-mentioned $56 million, or 5.7%, increase related to our behavioral health facilities, on a Same Facility basis, while the increases related to the recently acquired Talkspace and facilities located in Ireland were largely offset by decreased expense incurred at Laurel Ridge Treatment Center.

Other operating expenses increased by $70 million, or 17.9%, during the third quarter of 2026, as compared to the comparable quarter of 2025. The increase was due primarily to: (i) the above-mentioned $19 million, or 5.6% increase related to our behavioral health facilities, on a Same Facility basis; (ii) a combined aggregate increase of $32 million related to the recently acquired Talkspace and facilities located in Ireland, and; (iii) a $19 million increase in provider tax assessments.

Supplies expense increased $1 million, or 2.2%, during the third quarter of 2026, as compared to the comparable quarter of 2025.

Nine-month periods ended September 30, 2026 and 2025:

During the nine-month period ended September 30, 2026, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $397 million, or 7.2%. The increase was attributable to: (i) the above-mentioned $329 million, or 6.2%, increase in net revenues at our behavioral health facilities, on a Same Facility basis; (ii) a $62 million increase in provider tax assessments, partially offset by; (iii) an other combined net aggregate increase of $6 million consisting primarily of the revenues generated by the recently acquired Talkspace and the facilities located in Ireland, partially offset by a decrease in revenues generated at Laurel Ridge Treatment Center.

Income before income taxes increased by $12 million, or 1.1%, to $1.089 billion or 18.5% of net revenues during the first nine months of 2026, as compared to $1.076 billion or 19.7% of net revenues during the comparable period of 2025. The increase in income before income taxes at our behavioral health facilities during the first nine months of 2026, as compared to the comparable period of 2025, was attributable to: (i) the $57 million, or 5.4%, increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, partially offset by; (ii) an other combined net aggregate decrease of $45 million consisting primarily of an unfavorable change in the pre-tax income/loss generated at Laurel Ridge Treatment Center.

During the nine-month period ended September 30, 2026, as compared to the comparable period of 2025, salaries, wages and benefits expense increased by $204 million or 7.1%. The increase was due primarily to: (i) the above-mentioned $190 million, or 6.6%, increase related to our behavioral health facilities, on a Same Facility basis, and; (ii) other combined net aggregate increase of $14 million resulting primarily from the increases related to the recently acquired Talkspace and facilities located in Ireland, partially offset by; (iii) decreased expense incurred at Laurel Ridge Treatment Center.

Other operating expenses increased by $160 million, or 14.1%, during the first nine months of 2026, as compared to the comparable period of 2025. The increase was due to: (i) the above-mentioned $64 million, or 6.5% increase related to our behavioral health facilities, on a Same Facility basis; (ii) a combined aggregate increase of $32 million related to the recently acquired Talkspace and facilities located in Ireland, and; (iii) an other combined net aggregate increase of $64 million consisting primarily of an increase in provider tax assessments.

Supplies expense increased by $5 million, or 3.0%, during the first nine months of 2026, as compared to the comparable period of 2025, due primarily to the above-mentioned $7 million, or 4.0%, increase related to our behavioral health facilities, on a Same Facility basis.

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

In November, 2026, CMS issued its OPPS final rule for 2027. The hospital market basket increase is 3.2% and the productivity adjustment reduction is 0.9% for a net market basket increase of 2.3%. Based upon the final rule, when other statutorily required adjustments (including a 2.0% reduction for the 340B remedy discussed below and a favorable 340B Drug Cost Survey budget neutrality adjustment of 7.5%) and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2027 will aggregate to a net increase of 8.9%.

Below are changes included in the 2027 OPPS final rule:

•
340B-Acquired Drugs Budget Neutrality Adjustment: This final rule is estimated to reduce Original Medicare drug payment by $4.65 billion dollars in the first year. Federal statute requires that this policy be implemented in a budget neutral manner, so this final rule would increase OPPS payments for non-drug services by an equivalent amount and is included in the above-mentioned OPPS increase percentage.
•
340B Remedy Recoupment: CMS will revise the annual offset percentage for non-drug items and services from 0.5% to 2% effective CY 2027, excluding hospitals that enrolled in Medicare after January 1, 2018.
•
Eliminating the Inpatient Only (IPO) List: CMS is continuing to phase out the IPO list over a 3-year period. For this second year of the phase-out, CMS is proposing to remove 637 services from the following clinical families: auditory, digestive, endocrine, female genital, hemic and lymphatic systems, integumentary, male genital, maternity care and delivery, mediastinum and diaphragm, respiratory, and urinary. The above-mentioned OPPS increase percentage does not reflect the potential impact of this final rule. The policy will have the effect of reducing the volume of certain inpatient services included in the final rule and migrating them to hospital outpatient settings or freestanding outpatient settings.

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

On November 2, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a final rule outlining the remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS published the final rule to remedy the payment rates the Court held were invalid aspects of their past policy and will affect nearly all hospitals paid under the OPPS. As part of the final remedy, CMS made an adjustment to the update factor to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS will make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS reduced future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2026 and continuing for an estimated 16 years. However, as discussed above and as noted in the 2027 OPPS final rule, CMS has proposed to increase the reduction to non-drug item and service payments from 0.5% to 2%.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of California, Texas, Nevada, Washington, D.C., Florida, Illinois, Pennsylvania, Kentucky, Virginia, Michigan, Mississippi, Massachusetts, Tennessee, Arizona, and Washington. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

As noted elsewhere herein, the OBBBA has specific legislative language that will reduce Medicaid supplemental payments as well as limit Provider Taxes used by states to finance the non-federal share of Medicaid supplemental payments. The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2026 and 2025. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income, as included herein. The "Projected Full Year 2026" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs. Approximately 25% of the “Projected Full Year 2026” amount will not be materially impacted by the OBBBA legislation as the current payments are: (1) Medicare Fee For Service Upper Payment Limit (“UPL”) which is already based on a Medicare equivalent reimbursement level, or: (2) the current Medicare state directed payments level are at or below Medicare payment equivalent rates.

	(amounts in millions)
		Three Months Ended		Nine Months Ended
	Projected	September 30,	September 30,	September 30,	September 30,
	Full Year 2026	2026	2025	2026	2025
Texas Supplemental Payment Programs:
Revenues	$364	$135	$132	$272	$228
Provider Taxes	(151)	(57)	(53)	(113)	(91)
Net benefit	$213	$78	$79	$159	$137

Nevada SDP:
Revenues	$459	$103	$89	$355	$264
Provider Taxes	(162)	(38)	(31)	(125)	(93)
Net benefit	$297	$65	$58	$230	$171

Various Other State Programs:
Revenues	$1,461	$356	$345	$1,102	$867
Provider Taxes	(437)	(113)	(95)	(317)	(246)
Net benefit	$1,024	$243	$250	$785	$621

Subtotal-Provider Tax Programs:
Revenues	$2,284	$594	$566	$1,729	$1,359
Provider Taxes	(750)	(208)	(179)	(555)	(430)
Aggregate net benefit from Provider Tax Programs	$1,534	$386	$387	$1,174	$929

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$50	$14	$16	$37	$40
Provider Taxes	0	0	0	0	0
Net benefit	$50	$14	$16	$37	$40

Total Supplemental Medicaid Programs:
Revenues	$2,334	$608	$582	$1,766	$1,399
Provider Taxes	(750)	(208)	(179)	(555)	(430)
Aggregate net benefit from all Supplemental Programs	$1,584	$400	$403	$1,211	$969

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

CHIRP (including QIF)

The Comprehensive Hospital Increase Reimbursement Program ("CHIRP") preprint for the rate period September 1, 2026 to August 31, 2027 was approved by CMS in September, 2026 with a pool size of $9.2 billion.

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

CHIRP payment levels could be reduced materially if our hospitals are not able to meet the required APHRIQA pay-for-performance metrics.

In connection with the Quality Incentive Fund (“QIF”), certain of our acute care hospitals located in Texas may earn incentive payments pursuant to contractual arrangements with Medicaid managed care plans. Included in our results of operations was approximately $8 million and $21 million during the three-month and nine-month periods ended September 30, 2026 and 2025, respectively. These amounts were earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

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

In connection with this program, included in our results of operations was approximately $5 million and $6 million during the three-month periods ended September 30, 2026 and 2025, respectively and, approximately $14 million and $18 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We expect our net reimbursements pursuant to HARP to approximate $19 million during the year ended December 31, 2026.

ATLIS

In March 2026, the HHSC initiated plans to restart the Aligning Technology by Linking Interoperable Systems ("ATLIS") program for program year 2 covering FFY 2026. Although our acute care hospitals in Texas participated in the ATLIS program during year 1, the impact was not material to our results of operations. For year 2, the ATLIS pool will be comparable in size to the year 1 pool amounting to approximately $930 million. The year 2 program was restructured to allow for a broader distribution of funds among ATLIS participating hospitals and expanded the program to include freestanding psychiatric hospitals. In connection with this program, included in our results of operations was approximately $25 million during both the three-month and nine-month periods ended September 30, 2026. No ATLIS revenue was recorded during the three-month period ended September 30, 2025. We estimate that our aggregate net reimbursements pursuant to the ATLIS program (net of related provider taxes) will approximate $25 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $66 million and $58 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $231 million and $171 million during the nine-month periods ended September 30, 2026 and 2025, respectively. Approximately $30 million of the amount recorded during the first nine months of 2026 relates to the period of January 1, 2025 to December 31, 2025 (recorded during the first quarter of 2026).

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

In connection with this program, included in our results of operations was $26 million and $21 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $75 million and $64 million during the nine-month periods ended September 30, 2026 and 2025, respectively. We estimate that our net reimbursements pursuant to HRIP will approximate $102 million during the year ended December 31, 2026.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through December 31, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2025	Approved through December 31, 2023 and paid in advance through December 31, 2024
Managed Care-Directed Payment	Approved through December 31, 2025	Approved through December 31, 2023 and paid in advance through June 30, 2025

In connection with this program, included in our results of operations was $37 million and $21 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $71 million and $53 million during the nine-month periods ended September 30, 2026 and 2025, respectively. $11 million of the amount received in the three-month period ending September 30, 2026 related to fiscal year 2024. In June 2026, CMS approved the preprint for the program period January 1, 2025 to December 31, 2025.

We estimate that our net reimbursements pursuant to this program will approximate $91 million during the year ended December 31, 2026.

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

In connection with this program, included in our results of operations was approximately $13 million and $11 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $49 million and $40 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $61 million during the year ended December 31, 2026.

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

Excluding the $100 million increase as discussed above, we estimate that our reimbursements pursuant to this DPP will approximate $58 million during the year ended December 31, 2026 (applicable to the period of October 1, 2025 to September 30, 2026). However, the DPP program preprint for the period October 1, 2025 to September 30, 2026 is pending the state Medicaid agency's submission for CMS approval. The state agency submitted provider tax waivers from the federal provider tax broad based requirement. We are uncertain as to whether or not CMS will approve the DPP program preprint for the period October 1, 2025 to September 30, 2026, or the ultimate amount and timing of such approval.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $9 million during both the three-month periods ended September 30, 2026 and 2025, and approximately $27 million during both the nine-month periods ended September 30, 2026 and 2025.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $36 million during the year ended December 31, 2026. Approval of these programs for the period of January 1, 2026 to December 31, 2026 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $9 million and $8 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $32 million and $24 million during the nine-month periods ended September 30, 2026 and 2025, respectively. In May 2026, CMS approved the preprint for the program period January 1, 2026 to December 31, 2026.

We estimate that our net reimbursements pursuant to this program will approximate $40 million during the year ended December 31, 2026.

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

CMS granted approval of the DPP program for the period July 1, 2025 to June 30, 2026 on July 31, 2026.

In connection with this program, included in our results of operations was approximately $6 million and $7 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $20 million and $19 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $26 million during the year ended December 31, 2026.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2026, CMS approved the period July 1, 2026 to June 30, 2027. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $9 million and $4 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $22 million and $23 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $31 million during the year ended December 31, 2026.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $12 million and $13 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $39 million and $35 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2026. The Michigan DPP for the period of October 1, 2025 to September 30, 2026 was approved by CMS.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. The IDHW continued this UPL program through SFY 2026 (July 1, 2025 to June 30, 2026). Due to the transition of inpatient psychiatric hospitals services to Medicaid managed care on July 1, 2024 and the end of the two year run out, the UPL program sunset on June 30, 2026. For SFY 2026, the IDHW did not replace the UPL program with a Medicaid managed care state directed payment program.

In connection with this program, included in our results of operations was approximately $5 million during the three-month period ended September 30, 2025, and approximately $8 million and $21 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

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

In connection with this program, included in our results of operations was approximately $16 million and $13 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $37 million and $39 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this expanded program will approximate $48 million during the year ended December 31, 2026. The program for the period of January 1, 2026 to December 31, 2026 was approved by CMS.

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

The New Mexico SDP for the period of January 1, 2026 to December 31, 2026 was approved by CMS.

In connection with this program, included in our results of operations was approximately $6 million and $10 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $22 million and $25 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

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

In connection with this program, included in our results of operations was approximately $12 million and $11 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $46 million and $69 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $59 million during the year ended December 31, 2026.

Washington, D.C. State Directed Payment program (“SDP”)

In September, 2025, CMS approved the SDP program for the period October 1, 2024 to September 30, 2025. This SDP program provides for an add-on to in-network Medicaid managed care paid claims. CMS has approved the SDP program for the period October 1, 2025 to September 30, 2026.

In connection with this program, included in our results of operations was approximately $48 million and $89 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $101 million and $89 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $128 million during the year ended December 31, 2026.

Ohio Medicaid Managed Care DPP

The Ohio DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million and $4 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $42 million and $14 million during the nine-month periods ended September 30, 2026 and 2025, respectively. CMS approval of the program period January 1, 2026 to December 31, 2026 is pending.

We estimate that our net reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2026, approximately $16 million of which relates to the period January through December, 2025.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2026 DSH fiscal year (covering the period of October 1, 2026 through September 30, 2027).

In connection with this program, included in our results of operations was approximately $9 million and $12 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $23 million and $27 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $29 million during the year ended December 31, 2026.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2028 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019 (as amended by the CARES Act, the CAA and most recently, the Consolidated Appropriations Act, 2026), the fiscal year 2028 Medicaid DSH payment could be reduced by $8 billion from current Medicaid DSH payment levels. However, states have discretion in the allocation of their respective federal DSH allotment and we do not believe the state's allocation will result in a material decrease to DSH payment levels to our hospitals located in Texas. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $35 million as of September 30, 2026 and $33 million as of December 31, 2025, respectively.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2026 fiscal year covering the period of July 1, 2025 through June 30, 2026. CMS approval for the 2027 fiscal year is pending, and is expected to occur.

In connection with this program, included in our results of operations was approximately $5 million and $4 million during the three-month periods ended September 30, 2026 and 2025, respectively, and approximately $14 million and $13 million during the nine-month periods ended September 30, 2026 and 2025, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $22 million during the year ended December 31, 2026

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

Based upon our current 2026 full year net benefit related to various state Medicaid supplemental payment programs, amounting to approximately $1.584 billion, as reflected on the table above under the caption "Summary of Various State Medicaid Supplemental Payment Table Programs", we estimate that, commencing with the 2028 state fiscal years, our aggregate annual net benefit will be reduced, on an annually increasing and relatively pro rata basis, by approximately $500 million by 2032. We cannot predict, among other things, if this legislation will ultimately be implemented as enacted, or if certain states may attempt to modify their respective SDP program in response to the OBBBA legislation. Given the various uncertainties and evolving state-by-state interpretations and computations related to this legislation, our forecasted estimates are subject to change, potentially by material amounts.

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

Medicaid Federal DSH Allotment:

The ACA (amended by subsequent federal legislation) requires an aggregate reduction in federal Medicaid DSH allotment. In FFY 2028, DSH payments are scheduled to be reduced by $8 billion.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $56 million and $38 million for the three-months ended September 30, 2026 and 2025, respectively, and $133 million and $114 million during the nine-month periods ended September 30, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revolving credit facility (a.)	$3,466	$4,541	$12,739	$9,027
Term loan A, 2029 (a.)	18,272	17,093	50,119	51,281
Delayed draw term loan A, 2029 (a.)	2,464	-	2,464	-
$800 million, 2.65% Senior Notes due 2030	5,356	5,356	16,069	16,069
$700 million, 1.65% Senior Notes due 2026 (b.)	1,950	2,932	7,813	8,795
$600 million, 5.50% Senior notes due 2031 (c.)	3,859	-	3,859	-
$500 million, 2.65% Senior Notes due 2032	3,346	3,345	10,036	10,035
$500 million, 4.625% Senior Notes due 2029	5,792	5,793	17,375	17,376
$500 million, 5.050% Senior Notes due 2034	6,352	6,352	19,056	19,056
$500 million, 6.00% Senior notes due 2036 (c.)	3,536	-	3,536	-
Subtotal-revolving credit, term loan A and Senior Notes	54,393	45,412	143,066	131,639
Amortization of financing fees	1,486	1,245	4,099	3,749
Other combined interest expense	2,247	1,476	6,504	3,670
Capitalized interest on major projects	(1,061)	(9,516)	(19,366)	(24,265)
Interest income	(788)	(186)	(981)	(942)
Interest expense, net	$56,277	$38,431	$133,322	$113,851
(a.)
Interest on outstanding borrowings pursuant to our Credit Agreement, as discussed herein. The $400 million delayed draw term loan A was drawn upon the closing of our acquisition of Talkspace, Inc. in August 2026.
(b.)
The $700 million, 1.65% Senior Notes due in 2026 were repaid at their maturity date of September 1, 2026.
(c.)
The $600 million, 5.50% Senior Notes due in 2031 and the $500 million, 6.00% Senior Notes due in 2036 were issued in August 2026.

Interest expense increased by $18 million, or 46%, during the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. The increase was due to: (i) a $9 million net increase in aggregate interest expense on our revolving credit, term loan A, delayed draw term loan A, and various senior notes resulting from an increase in the aggregate average outstanding borrowings pursuant to these facilities ($5.14 billion during the third quarter of 2026 as compared to $4.46 billion during the third quarter of 2025) and an increase in our aggregate average cost of borrowings pursuant to these facilities (4.12% during the third quarter of 2026, as compared to 3.97% during the comparable quarter of 2025); (ii) a net $8 million increase resulting from a decrease in capitalized interest on major projects (the newly constructed acute care hospital located in Palm Beach Gardens, FL was completed and opened in May 2026), and; (iii) a net $1 million increase in other combined interest expense.

Interest expense increased by $19 million, or 17%, during the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The increase included a net $11 million increase in aggregate interest expense on our revolving credit, term loan A, delayed draw term loan A, and various senior notes resulting from an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.78 billion during the first nine months of 2026 as compared to $4.36 billion during the first nine months of 2025), partially offset by a slight decrease in our aggregate average cost of borrowings pursuant to these facilities (3.93% during the first nine months of 2026 as compared to 3.97% during the comparable period of 2025); (ii) a net $5 million increase resulting from a decrease in capitalized interest on major projects, and; (iii) a net $3 million increase in other combined interest expense.

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our revolving credit, term loan A, delayed draw term loan A, and various senior notes, were approximately $5.14 billion and 4.25%, respectively, during the third quarter of 2026, and $4.46 billion and 4.09%, respectively, during the third quarter of 2025. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.78 billion and 4.06%, respectively, during the first nine months of 2026, and $4.36 billion and 4.09%, respectively, during the first nine months of 2025.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Provision for income taxes	$100,577	$117,781	$325,551	$327,354
Income before income taxes	413,910	496,886	1,362,152	1,390,699
Effective tax rate	24.3%	23.7%	23.9%	23.5%

The provision for income taxes decreased $17 million during the third quarter of 2026, as compared to the comparable quarter of 2025, due primarily to the $81 million decrease in pre-tax income ($83 million decrease in income before income taxes partially offset by a $2 million decrease in income attributable to noncontrolling interests).

The provision for income taxes decreased $2 million during the first nine months of 2026, as compared to the comparable period of 2025, due primarily to the $29 million decrease in income before income taxes.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.481 billion during the nine-month period ended September 30, 2026 and $1.290 billion during the first nine months of 2025. The net increase of $192 million was attributable to the following:

•
an unfavorable change of $179 million in other working capital accounts due primarily to the timing of accrued expenses and accounts payable disbursements;
•
a favorable change of $178 million in accounts receivable;
•
a favorable change of $90 million in accrued insurance expense, net of payments made in settlement of self-insured claims;
•
a favorable change of $77 million in accrued and deferred income taxes, and;
•
$26 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 55 days at both September 30, 2026 and 2025.

Net cash used in investing activities

During the first nine months of 2026, we used $1.644 billion of net cash in investing activities as follows:

•
$1.003 billion spent in connection with: (i) the acquisition of Talkspace, Inc., a virtual behavioral health platform (for approximately $820 million, net of cash acquired, during the third quarter of 2026); (ii) the acquisition of behavioral health care facilities located in Ireland (39 inpatient and 2 day services' facilities for approximately $178 million, net of cash acquired, during the third quarter of 2026), and; (iii) approximately $5 million spent on another acquisition.
•
$660 million spent on capital expenditures including costs related to a newly constructed acute care hospital located in Florida that was completed and opened during the second quarter of 2026 as well as capital expenditures for equipment, renovations and new projects at existing facilities;
•
$18 million received from the sales of assets and businesses;
•
$16 million received in connection with net cash inflows from foreign exchange hedge contracts, and;
•
$16 million paid in connection with the purchase and development of an enterprise resource planning application.

During the first nine months of 2025, we used $847 million of net cash in investing activities as follows:

•
$734 million spent on capital expenditures including costs related to a new acute care hospital constructed in Florida and a replacement acute care facility in California, and capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$49 million paid in connection with net cash outflows from forward exchange hedge contracts;
•
$48 million spent on the acquisition of businesses and property;
•
$19 million paid in connection with the purchase and development of an enterprise resource planning application, and;
•
$3 million received from the sales of assets and businesses.

Net cash provided by/used in financing activities

During the first nine months of 2026, we had $194 million of net cash provided by financing activities as follows:

•
generated $1.800 billion of additional borrowings as follows: (i) $1.100 billion generated from our August 2026 public offering of $600 million, 5.50% senior secured notes due in 2031, and $500 million, 6.00% senior secured notes due in 2036; (ii) $400 million generated from the delayed draw term loan A which was drawn upon the closing of our acquisition of Talkspace, Inc., in August 2026, and; (iii) $300 million generated from increased borrowings pursuant to our term loan A which was increased to $1.46 billion in April 2026 (from $1.16 billion previously);
•
spent $828 million on net repayments of debt as follows: (i) $700 million to repay our 1.650% senior secured notes on their September 1, 2026 maturity date; (ii) $98 million pursuant to our revolving credit facility; (iii) $24 million pursuant to our term loan A, and; (iv) $6 million pursuant to other debt facilities;
•
spent $730 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($690 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($40 million);
•
spent $37 million to pay quarterly cash dividends of $.20 per share;
•
spent $15 million for financing costs;
•
spent $13 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•
generated $13 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase and stock-based compensation plans, and;
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
•
generated $209 million of additional borrowings as follows: (i) $202 million pursuant to our revolving credit facility, and; (ii) $7 million pursuant to other debt facilities;
•
spent $39 million to pay quarterly cash dividends of $.20 per share;
•
spent $28 million on net repayments of debt as follows: (i) $23 million related to our term loan A facility, and; (ii) $5 million related to other debt facilities;
•
received $19 million from the sale of ownership interests to minority members;
•
generated $12 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•
spent $10 million to pay profit distributions related to noncontrolling interests in majority owned businesses.

Expected capital expenditures during remainder of 2026

During the full year of 2026, we expect to spend approximately $900 million to $1.0 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first nine months of 2026 we spent approximately $660 million on capital expenditures and expect to spend approximately $240 million to $340 million during the remainder of 2026.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In April, 2026, we entered into the Eleventh Amendment and Increased Facility Activation Notice (the “Eleventh Amendment”) to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, and as amended and restated at various times from March, 2011 to September, 2024, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The maturity date for our Credit Agreement is September 26, 2029.

The Eleventh Amendment, among other things, increased our borrowing capacity by an aggregate of $900 million as follows:

•
increased the borrowing capacity of the revolving credit facility by $200 million to $1.5 billion ($1.187 billion of available borrowing capacity as of September 30, 2026; net of $310 million of outstanding borrowings and $3 million of letters of credit);
•
increased the term loan A by $300 million to $1.455 billion ($1.438 billion of outstanding borrowings as of September 30, 2026), and;
•
initiated a new $400 million delayed draw term loan A which was drawn upon the closing of our acquisition of Talkspace, Inc. in August 2026 ($400 million of outstanding borrowings as of September 30, 2026).

In July, 2026, we entered into the Twelfth Amendment and Increased Facility Activation Notice (the "Twelfth Amendment") to our Credit Agreement which added a new $700 million delayed draw short term loan facility. Potential borrowings pursuant to this facility, if elected, could have been used for general corporate purposes, including repayment at maturity of our $700 million, 1.650% senior secured notes that were due on September 1, 2026. Since we elected not to utilize this facility, we provided notice to the administrative agent and lenders under the Credit Agreement that the delayed draw short term loan facility be permanently reduced to zero as of August 20, 2026.

As discussed below, in August 2026, we completed the public offering of: (i) $600 million, 5.500% senior secured notes due in 2031, and; (ii) $500 million, 6.000% senior secured notes due in 2036. Proceeds from the issuance of these senior secured notes were ultimately utilized to repay our $700 million, 1.650% senior secured notes due on September 1, 2026.

Our Credit Agreement, which had an aggregate outstanding balance of $2.148 billion as September 30, 2026, provides for aggregate installment payments of $16.9 million per quarter commencing on December 31, 2026 through June 30, 2028, and $18.8 million per quarter commencing on September 30, 2028 through June 30, 2029. The unpaid principal balance is payable on September 26, 2029 (maturity date of the Credit Agreement).

Revolving credit, term loan A, and delayed term loan A borrowings under the Credit Agreement, after giving effect to the Eleventh Amendment, bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.0%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.125% to 0.625%, or (2) the one, three or six month term SOFR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.125% to 1.625%. As of September 30, 2026, for borrowings under the Credit Agreement, the applicable margins ranged from 0.125% to 1.25% for ABR-based loans; and 1.125% to 1.25% for SOFR-based loans. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material wholly-owned subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, we had combined aggregate principal of $3.4 billion related to the following outstanding senior secured notes:

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
•
$600 million of aggregate principal amount of 5.50% senior secured notes due in September, 2031 ("2031 Notes") which were issued on August 20, 2026. Interest on the 2031 Notes is payable on March 1st and September 1st, commencing on March 1, 2027 until the maturity date of September 1, 2031.
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
•
$500 million of aggregate principal amount of 6.00% senior secured notes due in September, 2036 ("2036 Notes") which were issued on August 20, 2026. Interest on the 2036 Notes is payable on March 1st and September 1st, commencing on March 1, 2027 until the maturity date of September 1, 2036.

The 2029, 2030, 2031, 2032, 2034 and 2036 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement, other first lien obligations, or any junior lien obligations (the "Subsidiary Guarantors"). All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indentures pursuant to which All the Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

The average outstanding borrowings and the average effective interest rate, which includes amortization of deferred financing costs and original issue discount, under our Credit Agreement and senior notes, were approximately $5.14 billion and 4.25%, respectively, during the third quarter of 2026, and $4.46 billion and 4.09%, respectively, during the third quarter of 2025. The average outstanding borrowings and average effective interest rate on these facilities were approximately $4.78 billion and 4.06%, respectively, during the first nine months of 2026, and $4.36 billion and 4.09%, respectively, during the first nine months of 2025.

In connection with an asset purchase and sale agreement, and related lease agreements, completed with Universal Health Realty Income Trust ("Trust") in December 2021, our consolidated balance sheets at September 30, 2026 and December 31, 2025 reflect financial liabilities, which are included in debt, of approximately $67 million and $70 million, respectively. In connection with that transaction, as a result of our purchase option within the lease agreements related to two of our facilities, the asset purchase and sale transaction was accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability.

At September 30, 2026, the carrying value and fair value of our debt were approximately $5.7 billion and $5.5 billion, respectively. At December 31, 2025, the carrying value and fair value of our debt were approximately $4.8 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 43% and 40% as of September 30, 2026 and December 31, 2025, respectively.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $1.5 billion revolving credit facility, which had $1.187 billion of available borrowing capacity as of September 30, 2026; (ii) refinancing the existing Credit Agreement; (iii) the issuance of other short-term and/or long-term debt, and/or; (iv) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of September 30, 2026, we had combined aggregate principal of $3.4 billion from All the Notes:

•
$500 million of aggregate principal amount of the 2029 Notes;
•
$800 million of aggregate principal amount of the 2030 Notes;

•
$600 million of aggregate principal amount of the 2031 Notes;
•
$500 million of aggregate principal amount of the 2032 Notes,
•
$500 million of aggregate principal amount of the 2034 Notes, and;.
•
$500 million of aggregate principal amount of the 2036 Notes.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$2,909,686	$2,746,857
Noncurrent assets (1)	10,803,253	9,453,432
Current liabilities	2,261,236	2,837,781
Noncurrent liabilities	6,704,764	4,828,865
Due to non-guarantors	1,235,380	1,235,522
(1) Includes goodwill of $3.869 billion and $3.262 billion as of September 30, 2026 and December 31, 2025, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2026	December 31, 2025
Net revenues	$10,917,775	$13,798,773
Operating charges	9,567,754	12,012,189
Interest expense, net	132,237	206,845
Other (income) expense, net	(13,641)	(134,903)
Net income	$901,976	$1,302,496

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2026 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2026 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $145 million consisting of: (i) $138 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

As of September 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2026, we completed the acquisition of Talkspace, Inc. ("Talkspace") for approximately $820 million, net of cash acquired. Talkspace is a virtual behavioral healthcare company, with a network of approximately 6,000 licensed professionals that serve all 50 states, Washington, D.C., and Puerto Rico. We financed the acquisition of Talkspace with additional borrowings, as discussed in Note 4 to Condensed Consolidated Financial Statements – Treasury - Credit Facilities and Outstanding Debt Securities.

Our ability to realize the unanticipated benefits of the acquisition is subject to numerous risks and uncertainties including: integrating the business and achieving the anticipated synergies; the risk that such synergies may take longer to realize than expected; failure to retain key employees of Talkspace; failure to retain a significant portion of Talkspace’s providers or relationships with payers; the risk that the integration disrupts current plans and operations in a manner that harms our business or diverts management’s attention from ongoing business operations; and the amount of any costs, fees, expenses, impairments and charges related to the acquisition including the cost and use of capital related to financing the acquisition.

Our performance depends on our ability to recruit and retain quality physicians and manage physician practices we own or operate.

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

In connection with the operations at our George Washington University Hospital and Cedar Hill Regional Medical Center located in Washington, D. C. (the “District Hospitals”), in late May 2026, we finalized negotiations and executed agreements with The George Washington University (the “University”) and the faculty medical group, The Medical Faculty Associates, Inc. (“MFA”), to change the arrangement among the parties. As a part of the new arrangement, the University may provide potential annual financial support to us during the first five years, subject to certain annual limitations as stipulated in the agreement.

The District of Columbia’s Office of the Attorney General (“OAG”) is reviewing the transaction under their assertion of authority pursuant to the Healthcare Entity Conversion Act. Although we dispute the OAG’s jurisdiction over this matter, we are cooperating with the OAG as they conduct their review which remains ongoing. Once the OAG’s review has been completed, the OAG may approve the transaction as currently structured, reject the transaction, or approve the transaction subject to certain conditions.

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

There are also certain other risks and uncertainties, including the following, which could potentially result in a material adverse effect on our future consolidated results of operations: (i) since not all of the physicians affiliated with the MFA joined CMG, there is a risk that some physicians who have traditionally treated their patients at the District Hospitals may choose to not treat their patients at the District Hospitals; (ii) the anticipated benefits of the transition are not realized; (iii) CMG’s operating losses, after giving effect to the potential financial support from the University during the first five years (as discussed above), significantly exceed our expectations; (iv) since the University’s potential financial support to us ends after five years, any operating losses sustained by CMG after that time would have a greater unfavorable impact on our consolidated results of operations, and; (v) there is a risk that, as a result of the OAG’s review, the transaction is ultimately unwound, or significantly changed from its current form.

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

As reflected below, during the three-month period ended September 30, 2026, we have repurchased 1,350,000 shares at an aggregate cost of approximately $242.1 million (average price of approximately $179.34 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended September 30, 2026, 18,240 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of July 1, 2026 through September 30, 2026, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs		Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
July, 2026	$-	1,468	—	$0.01	—		$-	$-	—	$977,550
August, 2026	$-	5,669	—	$0.01	—		$-	$-	—	$977,550
September 2026	$-	1,361,103	—	$0.01	1,350,000		$179.34	$242,110	—	$735,440
Total July through September, 2026	$-	1,368,240	—	$0.01	1,350,000	—	$179.34	$242,110

Dividends

During the quarter ended September 30, 2026, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units issued under the 2020 Stock Incentive Plan and will be paid upon vesting of the restricted stock unit. No dividend equivalents are accrued on unvested restricted stock units issued under the Talkspace Plan.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Third Supplemental Indenture, dated as of August 20, 2026, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 26, 2024, governing the Issuer’s 5.500% Senior Secured Notes due 2031 and the Issuer’s 6.000% Senior Secured Notes due 2036, previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 21, 2026, is incorporated herein by reference.

4.2	Form of Global Note representing the 2031 Notes (included in Exhibit 4.1)
4.3	Form of Global Note representing the 2036 Notes (included in Exhibit 4.1)
4.4

Additional Authorized Representative Joinder Agreement, dated as of August 20, 2026, among U.S. Bank Trust Company, National Association, as trustee and additional authorized representative for the holders of the Notes, the Company, the Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K dated August 21, 2026, is incorporated herein by reference.

4.5

Fifth Supplemental Indenture, dated as of October 5, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of September 21, 2020, governing the 2030 Notes.

4.6

Fourth Supplemental Indenture, dated as of October 5, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of August 24, 2021, governing the 2026 Notes and the 2032 Notes.

4.7

Fourth Supplemental Indenture, dated as of October 5, 2026, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of September 26, 2024, governing the 2029 Notes, the 2031 Notes, the 2034 Notes and the 2036 Notes.

10.1

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

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 6, 2026	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)